Form 10-Q
period 2019-09-30
Alternus Energy Inc.
filed 2019-11-15
CIK 1621499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: __________

ALTERNUS ENERGY INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4996419
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One World Trade Center, Suite 8500 New York, NY	10007
(Address of Principal Executive Offices)	(Zip Code)

(980) 875-4199

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14th 2019, there were 82,892,601 shares of the registrant’s Class A and B common stock outstanding.

ALTERNUS ENERGY INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ALTERNUS ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$822,639	$1,026,533
Accounts receivable	949,849	307,307
Other receivables, sale of asset	412,934	531,717
Unbilled energy incentives earned	61,771	164,687
Prepaid expenses and other current assets, short term portion	401,132	334,078
Taxes recoverable	535,140	178,995
Total Current Assets	3,183,465	2,543,317

Investment in Energy Property and Equipment, Net	23,205,969	14,739,767
Construction in Process	7,144,143	6,979,080

Prepaid expenses and other current assets, long term portion	482,849	-
Restricted cash for Italian acquisition	-	8,857,966
Total Assets	$34,016,426	$33,120,130

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,610,834	$1,696,200
Convertible and non-convertible promissory notes, current portion	13,779,018	14,510,204
Capital lease, current portion	81,387	85,325
Derivative liability	-	338,861
Taxes payable	50,766	27,450
Total Current Liabilities	16,522,005	16,658,040

Convertible and non-convertible promissory notes, net of current portion	10,388,120	10,320,240
Capital lease, net of current portion	924,139	1,032,453
Asset retirement obligation	140,779	75,031
Total Liabilities	27,975,043	28,085,765

Commitments and Contingencies
Shareholders' Equity
Preferred Shares, $0.001 par value; 50,000,000 shares authorized, 5,000,000 issued and outstanding (Liquidation value of $5,000 as of September 30, 2019)	5,000	-
Common stock, $0.001 par value; 450,000,000 shares authorized, 82,892,601 and 110,726,725 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively.	82,893	110,727
Additional paid in capital	15,387,308	13,164,601
Other comprehensive loss	(850,184)	(260,424)
Accumulated deficit	(8,583,634)	(7,980,539)
Total Shareholders' Equity	6,041,383	5,034,365
Total Liabilities and Shareholders' Equity	$34,016,426	$33,120,130

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPETEMBER 30, 2019 AND 2018

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$993,005	$811,738	$2,296,964	$2,222,437
Cost of revenues	(245,193)	(374,409)	(563,779)	(1,078,433)
Gross Profit	747,812	437,329	1,733,185	1,144,004

Operating Expenses
Selling, general and administrative	926,514	225,330	2,978,418	774,265
Loss on disposal of investment in energy asset	-	351,723	-	351,723
Depreciation and amortization	344,980	152,079	831,184	541,314
Total Operating Expenses	1,271,494	729,132	3,809,602	1,667,302

Loss from Operations	(523,682)	(291,803)	(2,076,417)	(523,298)

Other income (expense)
Interest expense	(563,812)	(140,626)	(2,478,521)	(987,643)
Change in fair value of derivative liability	-	-	(132,976)	-
Gain on bargain purchase	(87,442)	-	4,084,821	-
Total other income (expense)	(651,254)	(140,626)	1,473,324	(987,643)
Net Loss before Provision for Income Taxes	(1,174,936)	(432,429)	(603,093)	(1,510,941)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,174,936)	$(432,429)	$(603,093)	$(1,510,941)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	94,216,514	71,726,725	108,370,612	71,600,361

Comprehensive loss:
Net loss	$(1,174,936)	$(432,429)	$(603,093)	$(1,510,941)
Unrealized gain (loss) on currency translation adjustment	(421,960)	59,450	(589,760)	(193,113)
Comprehensive Loss	$(1,596,896)	$(372,979)	$(1,192,853)	$(1,704,054)

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENEGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

					Additional	Other
	Preferred Shares		Common stock issued		Paid-In	Comprehensive	Accumulated
	Series D&E	Amount	Shares	Amount	Capital	Income/(Loss)	(Deficit)	Total
Balance at January 1, 2019	-	-	110,726,725	$110,727	$13,164,601	$(260,424)	$(7,980,540)	$5,034,364
Stock Compensation	-	-	21,915,876	21,916	1,395,948	-	-	1,417,864
Amortization of debt discount	-	-	-	-	123,804	-	-	123,804
Unrealized loss on currency translation adjustment	-	-	-	-	-	(317,664)	-	(317,664)
Net Loss	-	-	-	-	-	-	(1,384,279)	(1,384,279)
Balance at March 31, 2019	-	-	132,642,601	$132,643	$14,684,353	$(578,088)	$(9,364,819)	$4,874,089
Stock Compensation			250,000	250	40,000	-	-	40,250
Reclassification of derivative liability	-	-	-	-	471,837	-	-	471,837
Amortization of debt discount					146,118			146,118
Unrealized gain on currency translation adjustment	-	-	-	-	-	149,864	-	149,864
Net income	-	-	-	-	-	-	1,956,121	1,956,121
Balance at June 30, 2019	-	-	132,892,601	$132,893	$15,342,308	$(428,224)	$(7,408,698)	$7,638,279
Transfer for Common Shares to Series E Preferred Shares	5,000,000	5,000	(50,000,000)	$(50,000)	45,000	-	-	-
Unrealized loss on currency translation adjustment	-	-	-	-	-	(421,960)	-	(421,960)
Net loss	-	-	-	-	-	-	(1,174,936)	(1,174,936)
Balance at September 30, 2019	5,000,000	$5,000	82,892,601	$82,893	$15,387,308	$(850,184)	$(8,583,634)	$6,041,383

Balance at January 1, 2018	30,000,000	$30,000	71,476,725	$71,477	$11,949,748	$205,875	$(6,127,827)	$6,129,273
Unrealized gain on currency translation adjustment	-	-	-	-	-	133,121	-	133,121
Net loss	-	-	-	-	-	-	(196,593)	(196,593)
Balance at March 31, 2018	30,000,000	$30,000	71,476,725	$71,477	$11,949,748	$338,996	$(6,324,421)	6,065,801
Stock Compensation	-	-	250,000	250	27,250	-	-	27,500
Amortization of debt discount	-	-	-	-	680,309	-	-	680,309
Unrealized loss on currency translation adjustment	-	-	-	-	-	(385,684)	-	(385,684)
Net loss	-	-	-	-	-	-	(881,919)	(881,919)
Balance at June 30, 2018	30,000,000	$30,000	71,726,725	$71,727	$12,657,307	$(46,688)	$(7,206,340)	$5,506,007
Unrealized gain on currency translation adjustment	-	-	-	-	-	59,450	-	59,450
Amortization of debt discount	-	-	-	-	27,294	-	-	27,294
Net loss	-	-	-	-	-	-	(432,429)	(432,429)
Balance at September 30, 2018	30,000,000	$30,000	71,726,725	$71,727	$12,684,601	$12,762	$(7,638,769)	$5,160,322

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Cash Flows from Operating Activities:
Net loss	$(603,093)	$(1,510,941)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	831,184	541,314
Stock compensation costs	1,458,114	27,500
Amortization of debt discount	269,922	707,603
Change in fair value of derivative liability	132,976	-
Loss on sale of investment in energy asset	-	351,723
Gain on Bargain purchase	(4,084,821)	-
Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable and other short-term receivables	(650,496)	(579,803)
Accounts payable & accrued liabilities	1,142,599	46,862
Energy incentives earned not yet received	94,523	427,390
Vendor deposits & prepayments	(800,207)	(41,141)
Net Cash Used in Operating Activities	(2,209,300)	(29,493)

Cash Flows from Investing Activities:
Additions to construction in process	(284,301)	-
Cash used for investment in energy asset	-	(619,723)
Proceeds from sale of fixed assets	-	3,799,615
Acquisition of solar energy parks	(6,665,240)	-
Net Cash (Used In) Provided by Investing Activities	(6,949,541)	3,179,892

Cash Flows from Financing Activities:
Proceeds from debt, related parties	-	10,344
Payments of debt principal, related parties	(98,262)	-
Proceeds from debt, senior debt	13,618,477	1,380,009
Payments on debt principal, senior debt	(13,322,287)	(3,248,001)
Net proceeds from lines of credit	-	4,969
Payments on leased assets, principal	(61,782)	(50,888)
Restricted cash for future acquisitions	-	(745,561)
Net Cash Provided by (Used In) Financing Activities	136,146	(2,649,128)

Effect of exchange rate on cash	(39,165)	(2,024)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,061,860)	499,248
Cash, cash equivalents, and restricted cash beginning of the period	9,884,499	130,366
Cash, cash equivalents, and restricted cash end of the period	$822,639	$629,614

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	September 30, 2019	September 30, 2018
Supplemental Cash Flow Disclosure
Cash paid for interest	$1,533,821	$130,680

Supplemental Non Cash Disclosure
Reclassification of derivative liability	$471,837	-

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Formation

Basis of Presentation

The unaudited condensed consolidated financial statements include the consolidated balance sheet, statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) from records maintained by the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2018 audited annual consolidated financial statements and accompanying notes included in its Form 10 filed with the Securities and Exchange Commission on August 13, 2019. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to state fairly the Company’s financial position and results of operations for the reported periods. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full fiscal year for any future period.

Alternus Energy Inc. (formerly Power Clouds, Inc.) (“We”, “ALTN” or the “Company”) was incorporated in the State of Colorado on January 1, 2000, then reorganized as a Nevada corporation on November 8, 2006. On September 11, 2008 the corporation changed its name from Asset Realization, Inc. to World Assurance Group, Inc. On April 24, 2015, the Company changed its name from World Assurance Group, Inc. to Power Clouds Inc. On November 29, 2018, the Company changed its name from Power Clouds Inc. to Alternus Energy Inc. and related stock ticker symbol change from PWCL to ALTN.

AE Europe B.V. (formerly Power Clouds Europe B.V.)

In August of 2016, the Company incorporated a new wholly owned subsidiary in the Netherlands, AE Europe B.V. (formerly named Power Clouds Europe B.V.) This company was incorporated to ultimately hold the Company’s European operating companies and sub-holding companies as appropriate.

PC-Italia-01 S.R.L. (Formerly Power Clouds Wind Italia S.R.L.)

In June of 2015, ALTN incorporated a company in Italy, PC_Italia_01 S.R.L. (formerly named Power Clouds Wind Italia S.R.L.). This company was incorporated to acquire Italian special purpose vehicles (SPVs), power plants and / or other assets located in Italy.

PC-Italia-02 S.p.A. (Formerly PC-Italia-02 S.R.L.)

In August of 2016, the Company incorporated a new company in Italy, PC_Italia_02 SRL as a wholly owned subsidiary of AE Europe B.V. This Company was incorporated to acquire Italian special purpose vehicles, power plants and/or other assets located in Italy. In April of 2019, PC-Italia-02 acquired four additional SPVs in Italy, CIC Rooftop 2 S.r.l., CIC RT Treviso S.r.l., SPV White One S.r.l., CTS Power 2 S.r.l., Sant’Angelo Energia S.r.l.

PCG_HoldCo GmbH & PCG_GP UG

In June of 2018, the Company acquired 100% of the share capital of two companies in Germany which were renamed as PCG_HoldCo GmbH and PCG_GP UG immediately thereafter. These two companies were acquired in order to acquire German special purpose vehicles, PV solar parks and/or other assets located in Germany. During the twelve months ended December 31, 2018, the Company completed the acquisitions of 4 SPVs in Germany, PSM 20 GmbH & Co KG, GRK 17.2 GmbH & Co KG, GRT 1.1 GmbH and PSM 40 GmbH & Co KG. In December of 2018, the Company acquired 100% of the share capital of another company in Germany which was renamed to ALTN HoldCo UG.

Alternus Energy International Limited

In March of 2019, the Company incorporated a new wholly owned subsidiary in Ireland, Alternus Energy International Limited. This company was incorporated to establish our European operations center.

AEN 01 B.V.

In June of 2019, the Company incorporated a new wholly owned subsidiary in the Netherlands, AEN 01 B.V. This company was incorporated to acquire Netherlands special purpose vehicles (SPVs), project rights and other solar energy assets in the Netherlands.

Summary:

Alternus Energy, Inc (ALTN) is a holding company that operated through nineteen subsidiaries as of September 30, 2019:

Subsidiary	Date Acquired / Established	ALTN Ownership	Country of Operation
Power Clouds SRL	March 31, 2015	99.5%*	Romania
F.R.A.N. Energy Investment SRL	March 31, 2015	99.5%*	Romania
AE Europe B.V.	Established August 2016	100%	Netherlands
PC-Italia-01 S.R.L.	Established June 2015	100% (via PCE)	Italy
PC-Italia-02 S.p.A.	Established August 2016	100% (via PCE)	Italy
Sant’Angelo Energia S.r.l.	March 30, 2017	100% (via PC_Italia_02)	Italy
PCG_HoldCo GmbH	July 6, 2018	100%	Germany
PCG_GP UG	August 30, 2018	100%	Germany
PSM 20 UG	November 14, 2018	100% (via PCG_HoldCo)	Germany
PSM 40 UG	December 28, 2018	100% (via PCG_HoldCo)	Germany
GRK 17.2 GmbH & Co KG	November 17, 2018	100% (via PCG_HoldCo)	Germany
GRT 1.1 GmbH & Co KG	December 21, 2018	100% (via PCG_HoldCo)	Germany
ALTN HoldCo UG	December 14, 2018	100% (via PCG HoldCo)	Germany
Alternus Energy International Limited	March 1, 2019	100%	Ireland
CIC Rooftop 2 S.r.l.	April 23, 2019	100% (via PC-Italia-02)	Italy
CIC RT Treviso S.r.l.	April 23, 2019	100% (via PC-Italia-02)	Italy
SPV White One S.r.l.	April 23, 2019	100% (via PC-Italia-02)	Italy
CTS Power 2 S.r.l.	April 23, 2019	100% (via PC-Italia-02)	Italy
AEN 01 B.V.	June 13, 2019	100%	Netherlands

*Non-controlling interest is not material

2. Liquidity

The financial statements for three and nine months ended September 30, 2019 and 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of our business. As reflected in the accompanying financial statements, the Company had net loss of ($603,093) and a net loss of ($1,510,941) for the nine months ended September 30, 2019 and 2018, respectively.

The Company had total shareholders’ equity of $6,041,383 and $5,034,365 as of September 30, 2019 and December 31, 2018, respectively, and a working capital deficit of $13,338,540 and $14,114,723 as of September 30, 2019 and December 31, 2018, respectively. At September 30, 2019, the Company had $822,639 of cash on hand.

Given the current level of cash resources, receivables and long-term supply contracts, management believes the Company’s current level of operations is sufficient to mitigate such uncertainty for a period of time for at least a twelve months from the time these financials are available. The working capital deficit for 2019 and 2018 is largely related to the acquisition of long-term assets that are planned to be refinanced. These assets will also provide long term cash flow to the Company. The Company has executed a term sheet for approximately $15M with a leading European bank to refinance the short term acquisition facility related to the Italian acquisitions and anticipates to close on such financing by year end. The new financing will recapitalize the existing short term debt and eliminate the working capital deficit.

As a result, the accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of consolidation

The unaudited condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 include the accounts of the Company and the aforementioned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the unaudited consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses for the periods presented. The most significant estimates with regard to these statements relate to the assumptions utilized in the calculation of stock and warrant compensation expense, asset retirement obligations and impairment of long-lived assets. Actual results could differ from these estimates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted ASC 606 as of January 1, 2019. Results for the reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with its historic accounting under ASC Topic 605. The Company determined that the new standard did not have any impact on revenue recognition and measurement in its consolidated financial statements.

The Company derives revenues through its subsidiaries from the sale of electricity and the sale of solar renewable energy credits. Energy generation revenue and solar renewable energy credits revenue are recognized as electricity is generated by the solar energy facility and delivered to the grid at which time all performance obligations have been delivered. Revenues are based on actual output and contractual sale prices set forth in long-term contracts.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by pricing plans offered to customers:

	For the Nine months Ended September 30,
Net Revenue, by Offtake Type	2019	2018
Feed in Tariff	$1,519,727	$772,429
Green Certificates	522,957	658,183
Energy Offtake Agreements	254,280	791,825
Total	$2,296,964	$2,222,437

	For the Three months Ended September 30
Net Revenue, by Offtake Type	2019	2018
Feed in Tariff	$694,331	$273,478
Green Certificates	227,157	194,519
Energy Offtake Agreements	71,517	343,741
Total	$993,005	$811,738

During the nine months ended September 30, 2019, two customers represented 51% and 30% of revenues and 72% and 4% of accounts receivable balance. During the nine months ended September 30, 2018, one of same customer and one different customer represented 32% and 21% of revenues.

During the three months ended September 30, 2019, two customers represented 41% and 30% of revenues and. During the three months ended September 30, 2018, one of same customer and one different customer represented 40% and 18% of revenues.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. Also see Note 3 regarding liquidity matters.

Fair Value of Financial Instruments

The Company measures its financial instruments at fair value under GAAP. establishes a framework for measuring fair value and disclosures about fair value measurements.

To increase consistency and comparability in fair value measurements and related disclosures, GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy are described below:

Level 1 Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 Pricing inputs other than quoted prices in active markets included in Level 1 that are either directly or indirectly observable as of the reporting date.

Level 3 Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company has level 3 asset and liabilities consisting of asset retirement obligations and warrant liabilities. The asset retirement obligations are not material.

As of April 15, 2019 the exercise price of the warrants previously issued in conjunction with the Inmost note became fixed at a price of $0.122 and the derivative liability of $471,837 was reclassified to equity. During the nine months ended September 30, 2019, the Company recorded a change in fair value of $132,976. There was no change in fair value for the three months ended September 30, 2019 or for the three and nine months period ended September 30, 2018. The change in derivative liabilities for the nine months ended September 30, 2019 was as follows:

Balance as of January 1, 2019	$338,861
Change in fair value of derivative liability	132,976
Reclassification of derivative liability	(471,837)
Balance as of September 30, 2019	$-

We valued the derivative using the Black Scholes method. We calculated the stock price as of the data of revaluation, with a remaining term of the warrants of 2.5 years. The volatility was calculated at 3.3 using the historical stock price and share volume of the company. We used 2.94% as the risk free rate, based on the Treasure rates for the similar period. The warrants were valued using the floor price of $0.122 with a valuation date of April 15, 2019.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, approximate their fair value because of the short maturity of those instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences arising between the tax bases of assets and liabilities and their reported amounts for financial reporting purposes. The Company records valuation allowances to reduce its deferred tax assets to the amount expected to be realized. In assessing the adequacy of recorded valuation allowances, the Company considers a variety of factors including the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. The Company follows applicable authoritative guidance on accounting for uncertainty in income taxes, which, among other things, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods and disclosure. The amount recognized is subject to estimate and management judgment with respect to the likely outcome of each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. As of September 30, 2019 and December 31, 2018, the Company is anticipating to reflect a tax loss for the year and therefore no provision was recorded. Penalties and interest assessed by income tax authorities would be included in income tax expense. For the three and nine months ended September 30, 2019 and 2018, the Company did not incur any penalties or interest. As of December 31, 2018, the Company accrued $180,000 related to noncompliance of administrative filing for their foreign entities for the periods 2012 – 2017.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Standards Codification (ASC) 718. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260 of the FASB ASC. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. As of September 30, 2019, the Company had 13,053,235 of warrants, and 9,087,048 of convertible shares associated with debt issuance. As of September 30, 2018, the Company had 6,986,828 of warrants, and 2,772,218 of convertible shares associated with debt issuance.

Foreign Currency and Other Comprehensive Loss

The functional currency of our foreign subsidiaries is typically the applicable local currency which is Romania Lei, Japanese Yen or European Union Euros. The translation from the respective foreign currency to United States Dollars (U.S. Dollar) is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income statement accounts using an average exchange rate during the period. Gains or losses resulting from such translation are included as a separate component of accumulated other comprehensive income. Gains or losses resulting from foreign currency transactions are included in foreign currency income or loss except for the effect of exchange rates on long-term inter-company transactions considered to be a long-term investment, which are accumulated and credited or charged to other comprehensive income.

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company had an immaterial net foreign exchange loss for the period ended September 30, 2019 and 2018, respectively. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations and Comprehensive Loss. For the nine months ended September 30, 2019 and 2018, the increase (decrease) in accumulated comprehensive gain (loss) was ($589,760) and ($193,113), respectively. For the three months ended September 30, 2019 and 2018, the increase (decrease) in accumulated comprehensive gain (loss) was ($421,960) and $59,450 in 2018, respectively.

Preferred Stock

We apply the accounting standards for distinguishing liabilities from equity under GAAP when determining the classification and measurement of our convertible preferred stock. Preferred Stock subject to mandatory redemption is classified as liability instruments and is measured at fair value. Conditionally redeemable Preferred Stock (including preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, preferred stock is classified as permanent equity.

Subsequent Events

The Company follows the guidance in Section 855 of the FASB ASC for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. The Company considers its financial statements issued when they are widely distributed to users, such as through filing them with OTC Markets. No subsequent events required disclosure except for those in Note 11.

Recent Accounting Standards Adopted

On January 1, 2019, the Company adopted ASU 2016-18. The adoption had an impact on the Company’s beginning of the period and end of the period cash and cash equivalents balance in its statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	September 30, 2019	December 31, 2018

Cash and cash equivalents	$822,639	$1,026,533
Restricted cash for future acquisitions	-	8,857,966
Total cash, cash equivalents, and restricted cash	$822,639	$9,884,499

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment is effective for annual and interim on January 1st, 2019. The ASU No. 2018-07 adoption did not have a material impact on its financial position, results of operations or financial statement disclosure.

In December 2018 the FASB issued ASU 2018-02 “02 Income Statement—Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The adoption of ASU No. 2018-02 did not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

Recent Accounting Standards Not Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which establishes a new lease accounting model for lessees. The updated guidance requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. In June 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which further clarifies how to apply certain aspects of the new lease standard. Topic 842 is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018 and for all other entities for fiscal years beginning after December 15, 2019 with early adoption permitted. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on its consolidated financial statement.

In November 2016 the FASB issued ASU 2016-18, which amends ASC 230 to add or clarify guidance on the classification and presentation of restricted cash in the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. This update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update do not provide a definition of restricted cash or restricted cash equivalents. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The company believe the adoption of ASU No. 2018-10 will not have a material impact on the Company’s financial position, results of operations or financial statement disclosure.

4. Acquisitions

2019 Acquisition of Risen Energy SPV.

In April 2019, PC-Italia-02 S.R.l., a wholly owned subsidiary of Alternus Energy Inc.’s (the “Company”) Netherlands’ subsidiary, completed the acquisition of 100% of the share capital of 4 out of 5 SPVs (Special Purpose Vehicles) the Company planned to purchase under a definitive sale and purchase agreement signed with Risen Energy PV Holding Italy GmbH and Risen Energy (HongKong) Co., Limited. The total acquisition consisted of 7 operating photovoltaic plants located in Italy having a total installed capacity of 5.1 MWs in exchange for approximately $8.1M cash, less $1.5M held back for the acquisition of the 5th SPV, and less $0.4M held in escrow for 2 months from closing against certain tax open items and as a hold back for any unexpected items not found in due diligence. The purchase was treated as business combination, as defined by ASC 805, Business Combinations.

The fair value of the purchase consideration issued to the sellers of the project was allocated to the net assets acquired. The Company accounted for the acquisition as the purchase of a business under U.S. GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $9.9 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of the project and the results of a fair value assessment that the Company performed.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. The main reason for the bargain purchase price was a motivated seller who was looking to exit the business. The seller is manufacture of product for the solar industry and not an operator. Part of their strategy to increase product sales is to develop and construct solar projects. The seller is not a long-term operator like Alternus, so their strategy is to not keep operating assets on their books for the long-term. Also, because of the small size of the operating assets we purchased and the fact that they were spread out across Italy made it more difficult for Risen to manage the assets since they are not an operator. This led to their willingness to sale the assets at a market discount. Subsequent to the acquisition of Risen facility, Alternus Energy signed a letter of intent with Risen to purchase an additional 10MWs of similar solar Projects at a price of 18.5M (euros). The price per MW was 1.85M (Euros) for an uninstalled asset as compared to the 1.35M (euros) they sold the operating asset for. This further supports that the Company position that Risen was a motivated seller and did not want to be an operator. Further, at the time of sale, Alternus has no side agreement or other commitment to purchase any assets from Risen. The difference between the bargain purchase gain at acquisition and the amount on the income statement is due to foreign currency translation.

Total
Cost of acquisitions
Cash paid for assets	$6,131,004
Total acquisition cost	$6,131,004

Fair value of assets acquired
Investment in energy property	9,939,414
Net working capital acquired	384,397
Asset retirement liability	(65,114)
$10,258,697

Gain on bargain purchase	$4,127,693

Proforma Results

The following presents the nine months proforma combined results of operations as if the entities were combined on January 1, 2018:

	September 30, 2019	September 30, 2018
Revenues, net	$2,689,306	$3,172,912
Net (loss)	$(4,495,629)	$(1,020,891)
Net (loss) per share	$(0.04)	$(0.01)
Basic weighted average number of shares outstanding	108,370,612	71,600,361

The following presents the three months proforma combined results of operations as if the entities were combined on January 1, 2018:

	September 30, 2019	September 30, 2018
Revenues, net	993,005	1,353,882
Net (loss)	(1,174,936)	(685,899)
Net income (loss) per share	(0.01)	(0.01)
Basic weighted average number of shares outstanding	94,216,514	71,726,725

5. Investment in Energy Property and Equipment

As of September 30, 2019, the Company had $23,205,969 of net investment in energy property, as outlined in the table below.

	September 30, 2019	December 31, 2018
Solar energy facilities operating	$25,463,841	$16,278,252
Less accumulated depreciation and amortization	(2,257,872)	(1,538,485)
Net Assets	$23,205,969	$14,739,767

The estimated useful life remaining on the investment in energy property and intangible asset is between 15 and 25 years.

Depreciation and amortization expense for the nine months ended September 30, 2019 and 2018, was $831,184 and $541,314, respectively.

Depreciation expense for the three months ended September 30, 2019 and 2018, was $344,980 and $152,079, respectively.

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	September 30, 2019	December 31, 2018
Capitalized costs relating to PV plants	$2,249,743	$2,358,588
Less accumulated amortization	(284,778)	(208,989)
Net Assets	$1,964,965	$2,149,599

6. Capital Leases

We have acquired equipment through a capital lease obligations for the Sant’Angelo park in Italy. As of September 30, 2019, there was $1,005,526 remaining on the lease of which $81,387 was the short-term portion. The lease commenced in 2011, has a term of 18 years and will expire in September 2029. Interest is calculated on the outstanding principal based on EURIBOR 3 months (EUR3M) plus an agreed margin for the lender. The average interest rate based on previous years is approximately 4.5% per annum. This interest amount may vary due to future changes in EUR3M index.

Capital lease future minimum payments for each of the next five years and thereafter is as follows:

2019	34,071
2020	136,283
2021	136,283
2022	136,283
2023	136,283
Thereafter	726,838
1,306,041
Less Interest Expense	(300,515)
$1,005,526

7. Convertible and Nonconvertible Promissory Notes

The following table reflects the total debt balances of the Company as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Short term line of credit	$68,888	$73,560
Promissory notes related parties	104,491	207,753
Convertible notes related parties	291,540	284,000
Senior secured debt	9,275,110	10,192,603
Promissory notes	13,235,466	13,278,803
Convertible promissory notes	1,659,867	1,097,289
Gross debt	24,635,362	25,134,007
Debt discount	(468,224)	(303,563)
Net debt	24,167,138	24,830,444
Less current maturities	(13,779,018)	(14,510,204)
Long Term Debt, net of current maturities	$10,388,120	$10,320,240

Note principal payments next five years and thereafter:

	2019	2020	2021	2022	2023	Thereafter	Total
Gross debt	$14,164,869	$3,979,179	$2,073,586	$248,357	$253,450	$3,915,921	$24,635,362
Debt discount	(385,851)	(82,373)					(468,224)
Net debt	$13,779,018	$3,896,806	$2,073,586	$248,357	$253,450	$3,915,921	$24,167,138

Senior secured debt:

In March of 2019, in order to complete additional solar park acquisitions in Italy, the Company entered into certain loan agreement with a third party accredited investor (the “Lender”), in connection with the Company’s Netherlands subsidiary, AE Europe B.V. The loan amount as of September 30, 2019 was $2,893,986 with an interest rate of 12% and a term of twelve months. The proceeds of which were used to pay down existing senior secured debt.

Promissory Note:

In June of 2019, the Company entered into certain agreements with a third party accredited investor (the “Lender”), in connection with the Company’s Netherlands subsidiary, AE Europe B.V. The loan amount as of September 30, 2019 was $9,418,549 with an interest rate of 7.5% and a term of ten months. The proceeds of which were used to pay down existing senior secured debt.

Related Party Notes:

In February of 2019, the terms under which all cash previously loaned by VestCo Corp., a company owned and controlled by, the Company’s CEO, to the Company to date has been amended and restated under the identical investment transaction terms as described below, pursuant to which the Corporation executed a Securities Purchase Agreement with VestCo Corp. and issued to VestCo Corp. i) a convertible promissory note with a 15% OID, and therefore having a Principal Amount of $291,539, having a two year term, secured behind a third party accredited investor via a US UCC filing on all assets of the Corporation, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.20 per share, and ii) a warrant to purchase up to 619,522 shares of the Corporation’s common stock, exercisable at $0.25 per share or through its cashless exercise provision and having a 4 year term.

Convertible Promissory Notes:

In February of 2019, the Company entered into a Securities Purchase Agreement with 4 accredited investors (the “Lenders”), in connection with an investment of a total amount of $300,000, and pursuant to which the Company issued i) a convertible promissory note with a 15% OID, having a two year term, secured behind a third party accredited investor via a US UCC filing on all assets of the Company, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.20 per share., and ii) a warrant to purchase shares of the Corporation’s common stock equal to 50% of the total number of shares if the Note is fully converted, divided by the Exercise Price of $0.25, (equal to a total of 750,000 warrants) subject to adjustment as provided therein, exercisable at $0.25 per share or through its cashless exercise provision and having a 4 year term. We recorded a debt discount of $123,805 related to the warrants issued for both the February 2019, related party note and convertible promissory note.

In May of 2019, the Corporation entered into Securities Purchase Agreements with 4 accredited investors (the “Lenders”), in connection with an investment of up to a total amount of $150,000, and pursuant to which the Corporation issued a convertible promissory note with a 15% OID, having a two year term, secured behind an accredited investors via a US UCC filing on all assets of the Corporation, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.25 per share, and a warrant to purchase shares of the Corporation’s common stock equal to 25% of such Lender’s investment divided by the Conversion Price of $0.25, subject to adjustment as provided therein, exercisable at $0.30 per share and having a 3 year term. We recorded $36,000 for the warrant cost allocated to debt discount and $110,118 for the beneficial conversion cost related to the convertible debt.

In May of 2019, the Corporation entered into a Securities Purchase Agreement with another accredited investor (the “Lender”), in connection with an investment of $500,000, and pursuant to which the Corporation issued a convertible promissory note accruing 12% interest per annum with bi-annual interest payments, having a two year term, senior in priority to all obligations of the Company other than the Company’s obligations to an accredited investor and its affiliated investment funds, or a similar replacement thereto, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.25 per share.

On September 30, 2015, the Company issued a convertible loan note for $1,000,000 to World Global Assets Pte. Ltd. (WGA), in conjunction with the spin out of WRMT. The note had a three-year term, accrued no interest, and was convertible at a fixed price of $0.20 per share, subject to certain triggers and restrictions. In 2016 a portion of the convertible loan note of approximately $300,000 was assigned to various third parties and is now convertible at market price, with a floor price of $0.20 per share and a maturity date of September 30, 2019. As of September 30, 2019 the remaining principal amount was $244,800.

8. Commitments and Contingencies

Litigation

The Company is not currently involved in or aware of any litigation that could result in a loss. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of the Company or any of its subsidiaries, threatened against or affecting the Company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Operating Leases

On March 6, 2019, the Company signed a lease for office space located in Dublin, Ireland, having a term of ten years, with a break option at the end of year five. The estimated payments is $53,673 per annum, to be paid quarterly. Also the Company paid a six month security deposit in the sum of $28,134.

Our Romanian operations lease the land for the solar park. The combined estimated annual cost of $8,871 for 2019 and $7,376 thereafter. The leases commenced in 2013 and run for 25 years.

Total
2019 (remaining)	15,636
2020	61,049
2021	61,049
2022	61,049
2023	61,049
Thereafter	379,002
$638,834

9. Shareholders’ Deficit

Common Stock Issuances:

During the nine months ended September 30, 2019, 5,855,000 shares of common stock were issued to consultants for services rendered, 310,876 shares were issued as fees related to third party investment and 16,000,000 shares were issued to officers and directors for continued services and performance. The total value was based on the closing stock price of our common stock on the various dates of issuance, and equals $1,458,114.

Preferred Stock Issuance:

On August 19, 2019 a Stock Exchange Agreement was entered into by and among Alternus Energy Inc. (the “Company”) and its majority shareholder, Growthcap Investments Inc. (“GII”) whereby GII returned 50,000,000 shares of ALTN common stock, which were cancelled and returned to the total authorized but unissued shares of common stock of the Company, in exchange for 5,000,000 shares of Series E Convertible Preferred Stock of the Company. The Series E Convertible Preferred, with respect to dividends, rank pari passu with the Common Stock, and with respect to distributions upon liquidation, dissolution or winding up of the Company, rank senior to the Common Stock and junior to any other series of Preferred Stock. The fair value attributed to the liquidation preference was not deemed material and was limited to the stated value of the preferred stock.

Stock Incentive Plan:

In June, 2019, the Board of Directors approved the Company’s 2019 Stock Incentive Plan (the “2019 Plan”). The 2019 Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, stock grants, and stock units (collectively, the “Awards”). Awards may be granted under the 2019 Plan to our employees, directors and consultants (collectively, the “Participants”). The maximum number of shares of common stock available for issuance under the 2019 Plan is 22,500,000 shares. The shares of common stock subject to stock awards granted under the 2019 Plan that expire, are forfeited because of a failure to vest, or otherwise terminate without being exercised in full will return to the 2019 Plan and be available for issuance under the 2019 Plan. As of September 30, 2019 no awards have been granted.

Warrants:

As of September 30, 2019, warrants to purchase up to 13,053,235 shares of restricted common stock were issued and outstanding. For the nine months ended September 30, 2019, the Company issued 1,257,022 warrants exercisable at $0.25 per share and having a 4 year term from the date of issuance. The Company also issued 150,000 warrants exercisable at $.30 per share having a 3 year term from the date of issuance. These warrants related to financing activities and were recorded as a debt discount using the relative fair value method.

	September 30, 2019
		Average
	Warrants	Exercise Price

Balance, January 1, 2019	$12,286,213	$0.14
Expired during the period	(640,000)	$0.20
Granted during the period	1,407,022	$0.25
Balance, end of period	$13,053,235	$0.14
Exercisable, end of period	$13,053,235	$0.15

10. Related Party Transactions

John Thomas, a Director of the Company, is also the owner and managing director of a merchant bank offering advisory services. The Company contracted with the related party in June of 2017 to provide certain consulting services to the Company. The related party was paid $50,000 and $10,000 for the nine months ended 2019 and 2018 respectively. As of June 28, 2019, this agreement was terminated.

11. Geographical Information

The Company has one operating segment and the decision-making group is the senior executive management team. The Company manages the segment by country focusing on gross profit by country.

	For the Nine Months Ended Sep 30
Net Revenue, by Country	2019	2018
Italy	$1,397,061	$772,429
Romania	777,237	1,450,008
Germany	122,666	-
Total	$2,296,964	$2,222,437

	For the Nine Months Ended Sep 30
Cost of Revenue, by Country	2019	2018
Italy	$172,079	$126,828
Romania	391,700	951,605
Germany	-	-
Total	$563,779	$1,078,433

	Forthe Nine Months Ended Sep 30
Gross Profit, by Country	2019	2018
Italy	$1,224,982	$645,601
Romania	385,537	498,403
Germany	122,666	-
Total	$1,733,185	$1,144,004

	For the Three Months Ended Sep 30th
Net Revenue, by Country	2019	2018
Italy	$644,132	$273,478
Romania	298,674	538,260
Germany	50,199	-
Total	$993,005	$811,738

	For the Three Months Ended Sep 30th
Cost of Revenue, by Country	2019	2018
Italy	$98,052	$62,566
Romania	147,141	311,843
Germany	-	-
Total	$245,193	$374,409

	For the Three Months Ended Sep 30th
Gross Profit, by Country	2019	2018
Italy	$546,080	$210,912
Romania	151,533	226,417
Germany	50,199	-
Total	$747,812	$437,329

Investment In Energy Property and Equipment, Net	September 30, 2019	December 31, 2018
Romania	$4,756,936	$5,272,802
Italy	16,810,587	8,048,477
Germany	1,638,446	1,418,488
	$23,205,969	$14,739,767

12. Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through the date of issuance of these unaudited financial statements. During this period, we had the following materially recognizable subsequent events.

Common to Common Class B Stock Exchange

On October 9, 2019 a Stock Exchange Agreement was entered into by and among Company and VestCo Corp. (“VestCo”), a company owned and controlled by Vincent Browne, our Chairman and CEO, whereby VestCo returned 15,000,000 shares of ALTN common stock, which were cancelled and returned to the total authorized but unissued shares of Class A common stock of the Company, in exchange for 15,000,000 shares of Class B Common Stock of the Company. The rights of the holders of Class A Common Stock and Class B Common Stock shall be identical other than voting rights; the holder of each share of Class B Common Stock shall be entitled to five votes for each such share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act. Accordingly, we have omitted certain information called for by this Item as permitted by applicable scaled disclosure rules.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2019 and 2018. You should read this discussion and analysis together with our Condensed Consolidated Financial Statements and related notes and the other financial information included elsewhere in the registration statement. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in the registration statement, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

Overview

We are a global independent power producer (“IPP”). We develop, own and operate solar PV parks that connect directly to national power grids. Our current revenue streams are generated from long-term, government-mandated, fixed price supply contracts with terms of between 15-20 years in the form of government Feed-In-Tariffs (“FiT”) and other energy incentives. Our current contracts deliver annual revenues, of which approximately 75% are generated from these sources with the remaining 25% deriving from revenues generated under contracted Power Purchase Agreements (“PPA”) with other energy operators and by sales to the general energy market in the countries we operate. In general, these contracts generate an average sales rate for every kWh of green energy produced by our solar parks. Our current focus is on the European solar PV market. However, we are also actively exploring opportunities in other countries outside of Europe.

The Company is not a manufacturer of solar panels or other related equipment but generates 100% of its revenues from energy sales under long term contracts as described above. By design, we currently focus exclusively on energy generation and as a result, we are technology agnostic and can therefore customize our solar parks based on local environmental and regulatory requirements and continue to take advantage of falling component prices over time.

Overall, the current proforma annual revenues contracted by our owned projects is approximately $5.8 million, which delivers an annual proforma EBITDA of approximately $3.25 million when the parks are fully operational. Underlying group annual EBITDA is a non-GAAP measure. We measure EBITDA as net income and addback interest, taxes, depreciation and amortization expense.

We use annual contracted revenues as a key metric in our financial management of the business as we feel it better reflects the long-term stability of operations. Annual contracted revenues is defined as the estimated future revenue based on the remaining term, price and estimated production of the offtake contract of the solar park. It must be noted that the actual revenues reported by the Company in a particular year may be lower than the annual contracted revenues because not all parks may be revenue generating for the full year in their first year of operation, and also to allow for timing of acquisitions that take place throughout the financial year.

Our goal is to grow our asset base and within our operations provide sufficient liquidity for recurring growth capital expenditures and general purposes. We expect to achieve this growth and deliver returns by focusing on the following initiatives:

Value-Oriented Acquisitions:

We focus on sourcing off-market transactions at more attractive valuations than auction processes. We believe that targeting smaller solar projects 1MW to 20 MWs and working within country developer partners allows us to acquire high quality assets at attractive relative values. We continue to develop an acquisition pipeline across our scope of operations.

Margin Enhancements:

We believe there is significant opportunity to enhance our cash flow through optimizing the performance of our existing assets. As our recently announced long-term service agreements with BayWa r.e. and AlsoEnergy, such agreements provide reduction in operations and maintenance expense, provide 24/7 monitoring of our assets and increase revenue through deployment of technology.

Factors that Significantly Affect our Results of Operations and Business

We expect the following factors will affect our results of operations:

Offtake contracts

Our revenue is primarily a function of the volume of electricity generated and sold by our renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of renewable energy facilities is generally contracted under long-term FiT program or PPAs with creditworthy counterparties. As of September 30, 2019, the weighted average remaining life of our FiT and PPAs was 13 years. Pricing of the electricity sold under these FiT and PPAs is generally fixed for the duration of the contract, although some of our PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

We also generate RECs as we produce electricity. RECs are accounted for as governmental incentives and are considered operational revenue as part of the solar facilities. These RECs are currently sold pursuant to agreements with third parties and the arrangements is recognized as the underlying electricity is generated.

Project operations and generation availability

Our revenue is a function of the volume of electricity generated and sold by our renewable energy facilities. The volume of electricity generated and sold by our renewable energy facilities during a particular period is impacted by the number of facilities that have achieved commercial operations, as well as both scheduled and unexpected repair and maintenance required to keep our facilities operational.

The costs we incur to operate, maintain and manage our renewable energy facilities also affect our results of operations. Equipment performance represents the primary factor affecting our operating results because equipment downtime impacts the volume of the electricity that we are able to generate from our renewable energy facilities. The volume of electricity generated and sold by our facilities will also be negatively impacted if any facilities experience higher than normal downtime as a result of equipment failures, electrical grid disruption or curtailment, weather disruptions, or other events beyond our control.

Seasonality and resource variability

The amount of electricity produced and revenues generated by our solar generation facilities is dependent in part on the amount of sunlight, or irradiation, where the assets are located. As shorter daylight hours in winter months result in less irradiation, the electricity generated by these facilities will vary depending on the season. Irradiation can also be variable at a particular location from period to period due to weather or other meteorological patterns, which can affect operating results. As the majority of our solar power plants are located in the Northern Hemisphere (Europe) we expect our current solar portfolio’s power generation to be at its lowest during the first and fourth quarters of each year. Therefore, we expect our first and fourth quarter solar revenue to be lower than in other quarters. As a result, on average, each solar park generates approximately 15% of its annual revenues in Q1 every year, 35% in each of Q2 and Q3, and the remaining 15% in Q4. Our costs are relatively flat over a year, and so we will always report lower profits in Q1 and Q4 as compared to the middle of the year.

Interest rates on our debt

Interest rates on our senior debt are mostly fixed for the full term of the finance at low interest rates ranging from 1.8% to 4.2%. The relative certainty of cash flows and the fixed nature of the senior debt payments provide sufficient coverage ratios. Additionally, our senior financing is project specific with no cross-collateralization and with no recourse to the parent. In this environment all free cash flows therefore are available to cover corporate costs and for reinvestment in new projects.

In addition to the project specific senior debt, we use a small amount of promissory notes that reduces, and in some cases eliminates, the requirement for us to provide equity in the acquisition of the projects. As of September 2019, 88% of our total liabilities was project related debt.

Cash distribution restrictions

In certain cases, we obtain project-level or other limited or non-recourse financing for our renewable energy facilities which may limit our ability to distribute funds to the parent company, Alternus Energy Inc. for corporate operational costs. These limitations typically require that the project-level cash is used to meet debt obligations and fund operating reserves of the operating subsidiary. These financing arrangements also generally limit our ability to distribute funds generated from the projects if defaults have occurred or would occur with the giving of notice or the lapse of time, or both.

Renewable energy facility acquisitions and investments

Our long-term growth strategy is dependent on our ability to acquire additional renewable power generation assets. This growth is expected to be comprised of additional acquisitions across our scope of operations both in our current focus countries and new countries.

Renewable power has been one of the fastest growing sources of electricity generation globally over the past decade. We expect the renewable energy generation segment in particular to continue to offer growth opportunities driven by:

☐	the continued reduction in the cost of solar and other renewable energy technologies, which we believe will lead to grid parity in an increasing number of markets;

☐

distribution charges and the effects of an aging transmission infrastructure, which enable renewable energy generation sources located at a customer’s site, or distributed generation, to be more competitive with, or cheaper than, grid-supplied electricity;

☐

the replacement of aging and conventional power generation facilities in the face of increasing industry challenges, such as regulatory barriers, increasing costs of and difficulties in obtaining and maintaining applicable permits, and the decommissioning of certain types of conventional power generation facilities, such as coal and nuclear facilities;

☐

the ability to couple renewable energy generation with other forms of power generation and/or storage, creating a hybrid energy solution capable of providing energy on a 24/7 basis while reducing the average cost of electricity obtained through the system;

☐	the desire of energy consumers to lock in long-term pricing for a reliable energy source;

☐	renewable energy generation’s ability to utilize freely available sources of fuel, thus avoiding the risks of price volatility and market disruptions associated with many conventional fuel sources;

☐	environmental concerns over conventional power generation; and

☐

government policies that encourage development of renewable power, such as country, state or provincial renewable portfolio standard programs, which motivate utilities to procure electricity from renewable resources.

Access to capital markets

Our ability to acquire additional clean power generation assets and manage our other commitments will likely be dependent on our ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets and the project finance market for project-level debt. We accessed the capital markets several times in 2018 and 2019, including in connection with long-term project debt, and corporate loans and equity. Limitations on our ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to our existing cash flows would be expected to negatively affect our results of operations, business and future growth.

Foreign exchange

Our operating results are reported in United States Dollars. Our current projects revenue and expenses are generated in other currencies, including the Euro, and the Romanian LEI. This mix may continue to change in the future if we elect to alter the mix of our portfolio within our existing markets or elect to expand into new markets. In addition, our investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our renewable energy facilities are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability and financial position.

EPC costs for Solar Projects

EPC costs for solar projects include the costs of construction, connection and procurement. The most significant contributor to EPC costs is the cost of components such as modules, inverters and mounting systems. Our supplier and technology, agnosticism, our strong supply chain management and our strong relationships with equipment suppliers have enabled us to historically purchase equipment at relatively competitive technical performance, prices, terms and conditions.

In recent years, the prices of modules, inverters and mounting systems have decreased as a result of oversupply and improving technology. As the costs of our components have decreased, our solar parks have become more cost competitive and our profitability has increased. As a result, our solar parks have begun to offer electricity at increasingly competitive rates, which has increased the attractiveness of our investment return and our revenue. We expect the cost of components will continue to gradually decrease. Moreover, newly commercialized PV technologies are expected to further drive down EPC costs and increase the energy output of PV systems, which will further increase the competitiveness of our solar parks and allow solar energy to achieve grid parity in more and more markets.

Key Metrics

Operating Metrics

We regularly review a number of operating metrics to evaluate our performance, identify trends affecting our business, formulate financial projections and make certain strategic decisions. We consider a solar park operating when it has achieved connection and begins selling electricity to the energy grid.

Operating Nameplate capacity

We measure the electricity-generating production capacity of our renewable energy facilities in nameplate capacity. We express nameplate capacity in direct current (“DC”), for all facilities. The size of our renewable energy facilities varies significantly among the assets comprising our portfolio.

We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. The table below outlines our operating renewable energy facilities as of June 30, 2019, and December 31, 2018.

	As of September 30,	As of December 31,
MWs (DC) Nameplate Capacity by Country	2019	2018
Romania	6.1	6.1
Italy	7.9	2.9
Germany	1.3	1.1
Total	15.3	10.1

In addition to the above, as of September 30, 2019, we own an additional 13.7MW of projects that are still under construction.

Megawatt hours sold

Megawatt hours (“MWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track kWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our kWh sold for renewable energy facilities for the nine months ended September 2019 and 2018, were as follows:

kWhs by Country	2019	2018
Romania	5,346,886	5,912,316
Italy	4,508,251	1,816,717
Germany	933,446	-
Total	10,788,583	7,729,033

 Our kWh sold for renewable energy facilities for the three months ended September 2019 and 2018, were as follows:

kWhs by Country	2019	2018
Romania	2,279,986	2,419,110
Italy	1,931,720	744,149
Germany	435,012	-
Total	4,646,718	3,163,259

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$993,005	$811,738	$2,296,964	$2,222,437
Cost of revenues	(245,193)	(374,409)	(563,779)	(1,078,433)
Gross Profit	747,812	437,329	1,733,185	1,144,004
Operating Expenses
Selling, general and administrative	926,514	225,330	2,978,418	774,265
Loss on disposal of asset	-	351,723	-	351,723
Depreciation and amortization	344,980	152,079	831,184	541,314
Total Operating Expenses	1,271,494	729,132	3,809,602	1,667,302
Loss from Operations	(523,682)	(291,803)	(2,076,417)	(523,298)
Other Income (Expense)
Interest expense	(563,812)	(140,626)	(2,478,521)	(987,643)
Other income	-	-	(132,976)	-
Gain on bargain purchase	(87,442)	-	4,084,821	-
Total other income (expense)	(651,254)	(140,626)	1,473,324	(987,643)
(Loss) Before Provision for Income Taxes	(1,174,936)	(432,429)	(603,093)	(1,510,941)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,174,936)	$(432,429)	$(603,093)	$(1,510,941)

Major Components of Our Results of Operations

For the three months ended September 30, 2019 compared to September 30, 2018 and the nine months ended September 30, 2019 compared to September 30, 2018.

We generate our revenue from the sale of electricity from our solar parks. The revenue is either from a Feed in Tariff (Fit) program, Power Purchase Agreement (PPA), or Renewable Energy Credit (RECs)

Operating Revenues, net

Operating revenues, net for the for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Net Revenue, by Country	2019	2018	Change	2019	2018	Change
Italy	$644,132	$273,478	$370,654	$1,397,061	$772,429	$624,632
Romania	298,674	538,260	(239,586)	777,237	1,450,008	(672,771)
Germany	50,199	-	50,199	122,666	-	122,666
Total	$993,005	$811,738	$181,267	$2,296,964	$2,222,437	$74,527

Net revenue increased for the three and nine months ended 2019 compared to 2018. The increase was due to the new project acquisitions in Italy and offset by the lower production in Romania. The lower production in Romania was due to the inverters at one of solar parks not being operational in January of 2019. This was partially offset by Germany revenues which commenced in 2019.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Net Revenue, by Offtake Type	2019	2018	Change	2019	2018	Change
Feed in Tariff	$694,331	$273,478	$420,853	$1,519,727	$772,429	$747,298
Green Certificates	227,157	194,519	32,638	522,957	658,183	(135,226)
Energy Offtake Agreements	71,517	343,741	(272,224)	254,280	791,825	(537,545)
Total	$993,005	$811,738	$181,267	$2,296,964	$2,222,437	$74,527

Cost of Revenues

We capitalize the equipment costs, development costs, engineering and construction related costs. Our cost of revenues with regards to our IPP solar parks primarily is a result of the asset management, operations and maintenance, as well as tax, insurance, and lease expenses. Certain economic incentive programs, such as FiT regimes, generally include mechanisms that ratchet down incentives over time. As a result, we seek to connect our IPP solar parks to the local power grids and commence operations in a timely manner to benefit from more favorable existing incentives. Therefore, we generally seek to make capital investments during times when incentives are most favorable.

Cost of revenues for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Cost of Revenue, by Country	2019	2018	Change	2019	2018	Change
Italy	$98,052	$62,566	$35,486	$172,079	$126,828	$45,251
Romania	147,141	311,843	(164,702)	391,700	951,605	(559,905)
Germany	-	-	-	-	-	-
Total	$245,193	$374,409	$(129,216)	$563,779	$1,078,433	$(514,654)

Cost of revenue decreased by $129,216 for the three months ended September 30, 2019, compared to 2018. This was due to reduction of operating costs in the Romania plant specific to operations and maintenance cost. Gross profit in Italy was significantly higher than Romania due to the fact that in 2018 Romania had higher costs associated with the sale of energy and green certificates, which decreased the profit margin. There were no operating costs in Germany for the first quarter of 2019 as the projects were recently commissioned and the EPC was still responsible for the operating costs.

Cost of revenue decreased by $514,654 for the nine months ended September 30, 2019, compared to 2018. This was due to reduction of operating costs in the Romania plant specific to operations and maintenance cost. Gross profit in Italy was significantly higher than Romania due to the fact that in 2018 Romania had higher costs associated with the sale of energy and green certificates, which decreased the profit margin. There were no operating costs in Germany for the nine months ended September 30, 2019 as the projects were recently commissioned and the EPC was still responsible for the operating costs.

Gross profit

Gross profit is equal to revenue less cost of revenues. Our gross profit depends on a combination of factors, including primarily our revenue model, the geographic distribution of the solar parks, the mix of electricity sold during the reporting period, the costs of services outsourced to third-party contractors and management costs.

Gross profit for the three months ended September 30, 2019 and 2018 and for the nine months ended. September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Gross Profit, by Country	2019	2018	Change	2019	2018	Change
Italy	$546,080	$210,912	$335,168	$1,224,982	$645,601	$579,381
Romania	151,533	226,417	(74,884)	385,537	498,403	(112,866)
Germany	50,199	-	50,199	122,666	-	122,666
Total	$747,812	$437,329	$310,483	$1,733,185	$1,144,004	$589,181

Gross profit increased for the three months ended September 2019 by $310,483 compared to 2018, which was due to higher sales volume and lower cost of revenue in Italy as a result of the new acquisition. In January of 2019, we executed a new operations and maintenance agreement with Baywa, which lowered our operations and maintenance cost in Romania. In 2018 Romania had higher costs associated with the sale of energy and green certificates, which decreased the profit margin. There were no operating costs in Germany for the three months ended as the projects were recently commissioned and the EPC was still responsible for the operating costs.

Gross profit increased for the nine months ended September 30, 2019 by $589,181 compared to 2018, which was due to higher sales volume and lower cost of revenue in Italy as a result of the new acquisition. In January of 2019, we executed a new operations and maintenance agreement with Baywa, which lowered our operations and maintenance cost in Romania. In 2018 Romania had higher costs associated with the sale of energy and green certificates, which decreased the profit margin. There were no operating costs in Germany for the nine months ended September 2019 as the projects were recently commissioned and the EPC was still responsible for the operating costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018 were as follows:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Selling, General & Admin Expenses	926,514	225,330	701,184	2,978,418	774,265	2,204,153
Total	$926,514	$225,330	$701,184	$2,978,418	$774,265	$2,204,153

Selling, general and administrative expenses increased from for the three months ended 2019 compared to 2018. This was mainly due to additional stock compensation of $134,073, and accounting and consulting fees of $272,066 related to our audits and Form 10 filings. In addition, in the fourth quarter of 2018, the Company hired a full time General Counsel and Chief Financial Officer.

Selling, general and administrative expenses increased from for the nine months ended 2019 compared to 2018. This was mainly due to additional stock compensation of $786,262, and accounting and consulting fees of $659,015 related to our audits and Form 10 filings. In addition, in the fourth quarter of 2018, the Company hired a full time General Counsel and Chief Financial Officer.

Acquisition Costs

As discussed in Note 4. Acquisitions and Dispositions to our consolidated financial statements, the Company acquired four SPVs in April of 2019. These projects were considered business combinations under GAAP and therefore the acquisition costs were expensed and not capitalized. The expenses were included in selling general and administrative expenses.

Acquisition costs were $73,703 for the nine months ended September 30, 2019, and consisted, primarily of advisory fees and professional fees for legal and accounting services. There were no acquisition costs incurred for the three months ended September 30, 2019. There were no acquisition costs incurred for the three or nine months ended September 30, 2018.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $192,901 for the three months ended September 30, 2019, compared to 2018, primarily as a result of incremental depreciation, accretion and amortization associated with the acquisition of the Italian renewable energy assets in the second quarter of 2019.

Depreciation, accretion and amortization expense increased by $289,870 for the nine months ended September 30, 2019, compared to 2018, primarily as a result of incremental depreciation, accretion and amortization associated with the acquisition of the Italian renewable energy assets in the second quarter of 2019.

Interest Expense, Net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest Expense	(563,812)	(140,626)	(423,186)	2,478,521	987,643	1,490,878
Total	$(563,812)	$(140,626)	$(423,186)	$2,478,521	$987,643	$1,490,878

Interest expense increased for the three months ended September 30, 2019 compared to, 2018, primarily as a result of interest expenses associated with warrant issuance for debt of $98,228. In addition, interest expense increased due to interest on Italy acquisition, which includes third party commission on financing.

Interest expense increased for the nine months ended September 30, 2019, compared to 2018, primarily as a result of interest expenses associated with warrant issuance for debt of $261,172. In addition, interest expense increased due to interest on Italy acquisition, which includes third party commission on financing.

Bargain Purchase Gain on Acquisition of Renewable Energy Facilities

In April 2019, PC-Italia-02 S.R.l., a wholly owned subsidiary of Alternus Energy Inc.’s (the “Company”) Netherlands’ subsidiary, completed the acquisition of 100% of the share capital of 4 out of 5 SPVs (Special Purpose Vehicles) the Company planned to purchase under a definitive sale and purchase agreement signed with Risen Energy PV Holding Italy GmbH and Risen Energy (HongKong) Co., Limited. The total acquisition consisted of 7 operating photovoltaic plants located in Italy having a total installed capacity of 5.1 MWs in exchange for approximately $8.1M cash, less $1.5M held back for the acquisition of the 5th SPV, and less $0.4M held in escrow for 2 months from closing against certain tax open items and as a hold back for any unexpected items not found in due diligence. The purchase was treated as business combination, as defined by ASC 805, Business Combinations.

The fair value of the purchase consideration issued to the sellers of the project was allocated to the net assets acquired. The Company accounted for the acquisition as the purchase of a business under U.S. GAAP under the acquisition method of accounting, and the assets and liabilities acquired were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The fair value of the net assets acquired was approximately $9.9 million. The excess of the aggregate fair value of the net tangible assets has been treated as a gain on bargain purchase in accordance with ASC 805. The purchase price allocation was based, in part, on management’s knowledge of the project and the results of a fair value assessment that the Company performed.

The Company then undertook a review to determine what factors might contribute to a bargain purchase and if it was reasonable for a bargain purchase to occur. The main reason for the bargain purchase price was a motivated seller who was looking to exit the business. The seller is manufacture of product for the solar industry and not an operator. Part of their strategy to increase product sales is to develop and construct solar projects. The seller is not a long-term operator like Alternus, so their strategy is to not keep operating assets on their books for the long-term. Also, because of the small size of the operating assets we purchased and the fact that they were spread out across Italy made it more difficult for the seller to manage the assets since they are not an operator. This led to their willingness to sale the assets at a market discount. Subsequent to the acquisition of solar park, Alternus Energy signed a letter of intent with the seller to purchase an additional 10MWs of similar solar Projects at a price of 18.5M (euros). The price per MW was 1.85M (Euros) for an uninstalled asset as compared to the 1.35M (euros) they sold the operating asset for. Further, at the time of sale, Alternus has no side agreement or other commitment to purchase any assets from the seller. The difference between the bargain purchase gain at acquisition and the amount on the income statement is due to foreign currency translation.

Total
Cost of acquisitions
Cash paid for assets	$6,131,004
Total acquisition cost	$6,131,004

Fair value of assets acquired
Investment in energy property	9,939,414
Net working capital acquired	384,397
Asset retirement liability	(65,114)
$10,258,697

Gain on bargain purchase	$4,127,693

Liquidity and Capital Resources

Capital Resources

A key element to our financing strategy is to raise the majority of our debt in the form of project specific non-recourse borrowings at our subsidiaries with investment grade metrics. Going forward, we intend to primarily finance acquisitions or growth capital expenditures using long-term non-recourse debt that fully amortizes within the asset’s contracted life, as well as retained cash flows from operations and issuance of equity securities through public markets.

The following table summarizes the total capitalization and debt as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Short term line of credit	$68,888	$73,560
Promissory notes related parties	104,491	207,753
Convertible notes related parties	291,540	284,000
Senior secured debt	9,275,110	10,192,603
Promissory notes	13,235,466	13,278,803
Convertible promissory notes	1,659,867	1,097,289
Gross debt	24,635,362	25,134,007
Debt discount	(468,224)	(303,563)
Net debt	24,167,138	24,830,444
Less current maturities	(13,779,018)	(14,510,204)
Long Term Debt, net of current maturities	$10,388,120	$10,320,240

Liquidity Position

Given the current level of cash resources, receivables and long-term supply contracts, management believes the Company's current level of operations is sufficient to mitigate the uncertainty of The Company's ability to continue as a going concern. The working capital deficit for 2019 and 2018 is largely related to the acquisition of long-term assets that are planned to be refinanced with long term debt during 2019. These assets will also provide long term cash flow to the Company. The Company has executed a term sheet for approximately $15M with a leading European bank to refinance the short term acquisition facility related to the Italian acquisitions. The new financing will recapitalize the existing short term debt and eliminate the working capital deficit.

As a result, the accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

The following table summarizes corporate liquidity and available capital as of September 30, 2019 and December 31, 2018:

	As of September 30,	As of December 31,
	2019	2018
Cash and cash equivalents	822,639	1,026,533
Restricted cash for future acquisitions	-	8,857,966
Available Capital	$822,639	$9,884,499

The cash was restricted for the acquisition of the 5MWs of project in Italy that occurred in April of 2019.

Financing Activities

Senior secured debt:

In March of 2019, in order to complete additional solar park acquisitions in Italy, the Company entered into certain loan agreement with a third party accredited investor (the “Lender”), in connection with the Company’s Netherlands subsidiary, AE Europe B.V. The loan amount as of September 30, 2019 was $2,893,986 with an interest rate of 12% and a term of twelve months. The proceeds of which were used to pay down existing senior secured debt.

Promissory Note:

In June of 2019, the Company entered into certain agreements with a third party accredited investor (the “Lender”), in connection with the Company’s Netherlands subsidiary, AE Europe B.V. The loan amount as of September 30, 2019 was $9,418,549 with an interest rate of 7.5% and a term of ten months. The proceeds of which were used to pay down existing senior secured debt.

Related Party Notes:

In February of 2019, the terms under which all cash previously loaned by VestCo Corp., a company owned and controlled by, the Company’s CEO, to the Company to date has been amended and restated under the identical investment transaction terms as described below, pursuant to which the Corporation executed a Securities Purchase Agreement with VestCo Corp. and issued to VestCo Corp. i) a convertible promissory note with a 15% OID, and therefore having a Principal Amount of $291,539, having a two year term, secured behind a third party accredited investor via a US UCC filing on all assets of the Corporation, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.20 per share, and ii) a warrant to purchase up to 619,522 shares of the Corporation’s common stock, exercisable at $0.25 per share or through its cashless exercise provision and having a 4 year term.

Convertible Promissory Notes:

In February of 2019, the Company entered into a Securities Purchase Agreement with 4 accredited investors (the “Lenders”), in connection with an investment of a total amount of $300,000, and pursuant to which the Company issued i) a convertible promissory note with a 15% OID, having a two year term, secured behind a third party accredited investor via a US UCC filing on all assets of the Company, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.20 per share., and ii) a warrant to purchase shares of the Corporation’s common stock equal to 50% of the total number of shares if the Note is fully converted, divided by the Exercise Price of $0.25, (equal to a total of 750,000 warrants) subject to adjustment as provided therein, exercisable at $0.25 per share or through its cashless exercise provision and having a 4 year term. We recorded a debt discount of $123,805 related to the warrants issued for both the February 2019, related party note and convertible promissory note.

In May of 2019, the Corporation entered into Securities Purchase Agreements with 4 accredited investors (the “Lenders”), in connection with an investment of up to a total amount of $150,000, and pursuant to which the Corporation issued a convertible promissory note with a 15% OID, having a two year term, secured behind an accredited investors via a US UCC filing on all assets of the Corporation, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.25 per share, and a warrant to purchase shares of the Corporation’s common stock equal to 25% of such Lender’s investment divided by the Conversion Price of $0.25, subject to adjustment as provided therein, exercisable at $0.30 per share and having a 3 year term. We recorded $36,000 for the warrant cost allocated to debt discount and $110,118 for the beneficial conversion cost related to the convertible debt.

In May of 2019, the Corporation entered into a Securities Purchase Agreement with another accredited investor (the “Lender”), in connection with an investment of $500,000, and pursuant to which the Corporation issued a convertible promissory note accruing 12% interest per annum with bi-annual interest payments, having a two year term, senior in priority to all obligations of the Company other than the Company’s obligations to an accredited investor and its affiliated investment funds, or a similar replacement thereto, having a call option right for the noteholder, a redemption right for the Corporation, and convertible at $0.25 per share.

On September 30, 2015, the Company issued a convertible loan note for $1,000,000 to World Global Assets Pte. Ltd. (WGA), in conjunction with the spin out of WRMT. The note had a three-year term, accrued no interest, and was convertible at a fixed price of $0.20 per share, subject to certain triggers and restrictions. In 2016 a portion of the convertible loan note of approximately $300,000 was assigned to various third parties and is now convertible at market price, with a floor price of $0.20 per share and a maturity date of December 31, 2019. As of September 30, 2019, the remaining principal amount was $244,800.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2020 on acceptable terms and expect to be able to do so opportunistically based on the prevailing interest rate environment.

The aggregate contractual principal payments of long-term debt due after September 30, 2019, including financing lease obligations and excluding amortization of debt discounts, premiums and deferred financing costs, as stated in the financing agreements, are as follows:

Note principal payments next five years and thereafter:

	2019	2020	2021	2022	2023	Thereafter	Total
Gross debt	$14,164,869	$3,979,179	$2,073,586	$248,357	$253,450	$3,915,921	$24,635,362
Debt discount	(385,851)	(82,373)					(468,224)
Net debt	$13,779,018	$3,896,806	$2,073,586	$248,357	$253,450	$3,915,921	$24,167,138

Cash Flow Discussion

We use traditional measures of cash flow, including net cash flows from operating activities, investing activities and financing activities to evaluate our periodic cash flow results.

For the Nine Months Ended September 30, 2019 compared to September 30, 2018

The following table reflects the changes in cash flows for the comparative periods:

	For the Nine Months Ended September 30,
	2019	2018	Change
Net cash used in operating activities	$(2,209,300)	$(29,492)	$(2,179,808)
Net cash (used in) provided by investing activities	(6,949,541)	3,179,892	(10,129,433)
Net cash provided by (used in) financing activities	136,146	(2,649,128)	2,785,274

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the period ended September 30, 2019 compared to September 30, 2018 decreased primarily due to stock compensation that was booked to prepaid expenses that impacted cash flow from operations of 800,207. Also, the Company had a net loss after adjusting for the bargain purchase of $1.2M

Net Cash Used In Investing Activities

Net cash used in investing activities for the period ended September 30, 2019 compared to September 30, 2018 decreased due to investment in the new Italian solar parks. In September of 2018, we sold an Italian asset, which is the positive amount in investing activities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the period ended September 30, 2019 compared to September 30, 2018 increased due to proceeds from debt issuance associated with the acquisition of the new Italian solar parks. In September of 2018, we sold an Italian asset. Part of the sales proceeds was used to pay down debt associated with the project, which was a majority of the cash outflow in 2018.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates of certain amounts included in the consolidated financial statements. Application of accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies are discussed below.

Business Combinations

We account for business combinations by recognizing in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interests in the acquiree at fair value at the acquisition date. We also recognize and measure the goodwill acquired or a gain from a bargain purchase in the business combination and determines what information to disclose to enable users of an entity’s financial statements to evaluate the nature and financial effects of the business combination. In addition, acquisition costs related to business combinations are expensed as incurred. Business combinations is a critical accounting policy as there are significant judgments involved in the allocation of acquisition cost.

When we acquire renewable energy facilities, we allocate the purchase price to (i) the acquired tangible assets and liabilities assumed, primarily consisting of land, plant, and long-term debt, (ii) the identified intangible assets and liabilities, primarily consisting of the value of favorable and unfavorable rate PPAs and REC agreements and the in-place value of market rate PPAs, (iii) non-controlling interests, and (iv) other working capital items based in each case on their fair values in accordance with ASC 805.

We perform the analysis of the acquisition using the various valuation methodologies of replacement cost approach, or an income approach or excess earnings approach. Factors considered by management in its analysis include considering current market conditions and costs to construct similar facilities. We also consider information obtained about each facility as a result of our pre-acquisition due diligence in estimating the fair value of the tangible and intangible assets and liabilities acquired or assumed. In estimating the fair value, we also establish estimates of energy production, current in-place and market power purchase rates, tax credit arrangements and operating and maintenance costs. A change in any of the assumptions above, which are subjective, could have a significant impact on the results of operations.

The allocation of the purchase price directly affects the following items in our consolidated financial statements:

•	The amount of purchase price allocated to the various tangible and intangible assets, liabilities and non-controlling interests on our balance sheet;

•

The amounts allocated to the value of favorable and unfavorable rate PPAs and REC agreements are amortized to revenue over the remaining non-cancelable terms of the respective arrangement. The amounts allocated to all other tangible assets and intangibles are amortized to depreciation or amortization expense, with the exception of favorable and unfavorable rate land leases and unfavorable rate O&M contracts which are amortized to cost of operations; and

•

The period of time over which tangible and intangible assets and liabilities are depreciated or amortized varies, and thus, changes in the amounts allocated to these assets and liabilities will have a direct impact on our results of operations.

Impairment of Renewable Energy Facilities and Intangibles

Long-lived assets that are held and used are reviewed for impairment whenever events or changes in circumstances indicate carrying values may not be recoverable. An impairment loss is recognized if the total future estimated undiscounted cash flows expected from an asset are less than its carrying value. An impairment charge is measured as the difference between an asset’s carrying amount and its fair value. Fair values are determined by a variety of valuation methods, including appraisals, sales prices of similar assets and present value techniques.

Impairment of Goodwill

Goodwill is tested annually for impairment at the reporting unit level during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. A reporting unit is either the operating segment level or one level below, which is referred to as a component. The level at which the impairment test is performed requires judgment as to whether the operations below the operating segment constitute a self-sustaining business or whether the operations are similar such that they should be aggregated for purposes of the impairment test.

In assessing goodwill for impairment, we may elect to use a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of our reporting units are less than their carrying amounts. If we determine that it is not more-likely-than-not that the fair value of our reporting units are less than their carrying amounts, we are not required to perform any additional tests in assessing goodwill for impairment. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the quantitative impairment test.

Depreciable lives of Long-lived Assets

We have significant investments in renewable energy facility assets. These assets are generally depreciated on a straight-line basis over their estimated useful lives which range from 15 to 30 years for our solar generation facilities.

The estimation of asset useful lives requires significant judgment. Changes in our estimated useful lives of renewable energy facilities could have a significant impact on our future results of operations. See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements regarding depreciation and estimated service lives of our renewable energy facilities.

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for both our year end audited financial statements and as updated in our September 30, 2019 interim financial statements for disclosures concerning recently issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of September 30, 2019 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our unaudited condensed consolidated financial statements. As of the date of this report we are not aware of any proceeding, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Registration Statement on Form 10 as filed with SEC on August 13, 2019, in addition to other information contained in such Registration Statement and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our unregistered sales of equity securities during the nine months ended September 30, 2019:

Date of Issuance	Number of Shares Issued (Cancelled)	Class of Securities	Value of Shares issued at issuance	Individual/ Entity Shares were issued to (entities also have the individual with voting / investment control disclosed)	Consideration Received	Exemption
1/7/2019	2,000,000	Common	0.03	Jean-Marc O’Brien	Advisory Services equal to $60,000 based on the market price on the date of issuance	Reg D Exempt
1/7/2019	1,000,000	Common	0.03	Joseph Duey	Executive incentive equal to $30,000 based on the market price on the date of issuance	Reg D Exempt
1/7/2019	1,000,000	Common	0.03	Taliesin Durant	Executive Incentive equal to $30,000 based on the market price on the date of issuance	Reg D Exempt
1/7/2019	150,000	Common	0.03	Gita Shah	Employee Incentive equal to $4,500 based on the market price on the date of issuance	Reg S Exempt
1/9/2019	310,876	Common	0.03	Ardour Capital: Kerry Dukes; Walter V. Nasdeo; Jean-Marc O’Brien; Brian J. Greenstein	Financial Advisory Services equal to $9,326.28 based on the market price on the date of issuance	Reg D Exempt
1/9/2019	3,500,000	Common	0.03	John Gildea Consultancy Ltd. / John Gildea	Investor Relations Services equal to $105,000 based on the market price on the date of issuance	Reg S Exempt

1/17/2019	100,000	Common	0.09	Ionela Cainaru	Employee Incentive equal to $9,000 based on the market price on the date of issuance	Reg S Exempt
1/31/2019	5,000	Common	0.148	David Yakerson	Maintenance Consulting Services equal to $740 based on the market price on the date of issuance	Reg D Exempt
2/28/2019	10,000,000	Common	0.09	VestCo Corp. / Vincent Browne	Executive Incentive equal to $900,000 based on the market price on the date of issuance	Reg D Exempt
3/29/2019	675,000	Common	0.07	John Thomas	Board Member Services equal to $47,250 based on the market price on the date of issuance	Reg D Exempt
3/29/2019	675,000	Common	0.07	John McQuillan	Board Member Services equal to $47,250 based on the market price on the date of issuance	Reg S Exempt
3/29/2019	2,500,000	Common	0.07	VestCo Corp. / Vincent Browne	Chairman of the Board Services equal to $175,000 based on the market price on the date of issuance	Reg D Exempt
5/23/2019	100,000	Common	0.16	Austine George	Consulting Services equal to $16,000 based on the market price on the date of issuance	Reg S Exempt
5/23/2019	150,000	Common	0.16	JMR Consultant	Consulting Services equal to $24,000 based on the market price on the date of issuance	Reg S Exempt

Each of the securities offerings or transactions described above was made to officers or directors of the Company and was exempt from registration under Regulation S, Regulation D or Section 4(a)(2) of the Securities Act. The shares issued in these transactions were restricted (i.e., not freely tradable), and the certificates evidencing such shares contained a legend (1) stating that the shares have not been registered under the Securities Act, and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Alternus Energy Inc.	10	8/13/19	3.1
3.2	Amended and Restated Bylaws of Alternus Energy Inc.	10	8/13/19	3.2
3.3	Certificate of Designation of Series E Convertible Preferred Stock	10/A	11/6/19	3.3
3.4	Amended Articles of Incorporation of Alternus Energy Inc.	10/A	11/6/19	3.4
4.1	Form of Certificate of Common Stock of Alternus Energy Inc.	10	8/13/19	4.1
4.2	Form of Warrant to purchase up to a total of 1,257,022 shares of common stock issued in February of 2019	10	8/13/19	4.8
4.3	Form of Warrant to purchase up to a total of 150,000 shares of common stock issued in May and June of 2019	10	8/13/19	4.9
10.1	Employment Agreement dated October 1, 2018 between Joseph E. Duey and the Registrant	10	8/13/19	10.7
10.2	Employment Agreement dated December 1, 2018 between Taliesin Durant and the Registrant	10	8/13/19	10.9
10.3	Professional Consulting Agreement dated February 28, 2019 between VestCo Corp. and the Registrant	10	8/13/19	10.10
10.4	Sale and Purchase Agreement between PC Italia 02 and Risen Energy dated March 19, 2019	10	8/13/19	10.22
10.5	Form of Convertible Note totaling $300,000 issued in February of 2019 to 4 accredited investors	10	8/13/19	10.23
10.6	Form of Securities Purchase Agreement dated February of 2019 entered into with 4 accredited investors	10	8/13/19	10.24
10.7	Form of Note totaling $150,000 issued in May of 2019 to 4 accredited investors	10	8/13/19	10.25
10.8	Form of Securities Purchase Agreement dated May of 2019 entered into with 4 accredited investors	10	8/13/19	10.26
10.9	$500,000 Convertible Note issued May 30, 2019	10	8/13/19	10.27
10.10	Securities Purchase Agreement related to the $500,000 Convertible Note dated May 30, 2019	10	8/13/19	10.28
10.11	$9,806,939 Bond Agreement dated June 2019	10	8/13/19	10.30
10.12	Subordination Agreement related to the $9,806,939 Bond dated June 2019	10	8/13/19	10.31
10.13	Sale and Purchase Agreement by and among Risen Energy PV Holding Italy GmbH, Risen Energy (Hongkong) Co., Limited, PC-Italia-02 S.r.l. and the Registrant dated March 19, 2019	10	8/13/19	10.32
10.14	Share Purchase Agreement dated July 29, 2019 by and among PCG_HoldCo UG, Coöperatie Unisun Energy U.A. and Zonnepark Rilland B.V.	10/A	11/6/19	10.34
10.15	Share Exchange Agreement dated August 19, 2019 by and among the Registrant and Growthcap Investments Inc.	10/A	11/6/19	10.35
10.16	Share Exchange Agreement dated October 9, 2019 by and among the Registrant and VestCo Corp.	10/A	11/6/19	10.36

14	Code of Ethics	10	8/13/19	14
21.1	List of Subsidiaries	10/A	11/6/19	21.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
99.1	Audit Committee Charter	10/A	11/6/19	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNUS ENERGY INC.

Date: November 14, 2019	By:	/s/ Vincent Browne
Vincent Browne
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Joseph Duey
Joseph Duey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

