Form 10-Q
period 2020-03-31
Alternus Energy Inc.
filed 2020-10-13
CIK 1621499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

(212) 220-7434

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

As of October 5, 2020, there were 120,520,492 shares of the registrant’s Class A and 15,000,000 shares of Class B common stock outstanding.

ALTERNUS ENERGY INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ALTERNUS ENERGY INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$765,679	$1,076,995
Accounts receivable	88,502	210,032
Other receivable, sale of asset	29,937	383,819
Prepaid expenses and other current assets, short-term portion	535,102	502,054
Taxes recoverable	528,466	610,919
Total Current Assets	1,947,686	2,783,819

Investment in Energy Property and Equipment, Net	32,362,386	33,459,478
Construction in Process	7,580,763	7,270,194

Prepaid expenses and other current assets, long-term portion	317,931	396,639
Goodwill	1,438,013	1,353,998
Restricted cash	342,729	349,434
Total Assets	$43,989,508	$45,613,562

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$3,952,511	$3,700,796
Convertible and non-convertible promissory notes, current portion	23,107,839	22,705,665
Capital lease, current portion	86,101	87,785
Taxes payable	69,911	61,575
Total Current Liabilities	27,216,362	26,555,821

Convertible and non-convertible promissory notes, net of current portion	13,638,090	14,109,417
Capital lease, net of current portion	885,085	923,948
Asset retirement obligation	144,965	146,215
Total Liabilities	41,884,502	41,735,401

Commitments and Contingencies

Shareholders' equity
Preferred Shares, $0.001 par value; 50,000,000 shares authorized, 0 and 5,000,000 issued and outstanding as of March 31, 2020 and December 31, 2019	-	5,000
Common stock, $0.001 par value; 450,000,000 shares authorized, 118,351,219 and 68,182,602 shares issued and outstanding as of March 31, 2020 and December 31, 2019 respectively.	118,352	68,183
Common stock, $0.001 par value; 15,000,000 shares of Class B stock authorized, issued and outstanding as of March 31, 2020 and December 31, 2019 respectively	15,000	15,000
Additional paid in capital	15,426,099	15,442,118
Other comprehensive loss	(772,877)	(642,682)
Accumulated deficit	(12,681,567)	(11,009,458)
Total Shareholders' Equity	2,105,007	3,878,161
Total Liabilities and Shareholders' Equity	$43,989,508	$45,613,652

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	March 31, 2020	March 31, 2019
Revenues	$697,703	$370,131
Cost of revenues	(326,973)	(157,008)
Gross Profit	370,730	213,123

Operating Expenses
Selling, general and administrative	868,798	542,557
Depreciation and amortization	509,332	167,471
Total Operating Expenses	1,378,130	710,028
Loss from Operations	(1,007,400)	(496,905)

Other Expense
Interest expense	(664,641)	(887,374)
Total other expense	(664,641)	(887,374)
Loss before provision for income taxes	(1,672,041)	(1,384,279)
Provision for income taxes	-	-
Net Loss	$(1,672,041)	$(1,384,279)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	71,679,845	114,384,791

Comprehensive loss:
Net loss	$(1,672,041)	$(1,384,279)
Current translation adjustment unrealized loss	(130,263)	(317,664)
Comprehensive loss	$(1,802,304)	$(1,701,943)

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENEGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

								Comprehensive
	Preferred Shares		Class A Common stock		Class B Common stock		Paid-In	Income/	Accumulated
	Series D	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total
Balance at January 1, 2020	5,000,000	$5,000	68,182,601	$68,183	15,000,000	$15,000	$15,442,118	$(642,614)	$(11,009,458)	$3,878,229
Conversion of preferred shares to Class A common shares	(5,000,000)	(5,000)	50,000,000	50,000	-	-	(45,000)	-	-	-
Stock Compensation	-	-	168,618	169	-	-	28,981	-	-	29,150
Unrealized loss on currency translation adjustment	-	-	-	-	-	-	-	(130,263)	-	(130,263)
Net Loss	-	-	-	-	-	-	-	-	(1,672,109)	(1,672,109)
Balance at March 31, 2020	-	$-	118,351,219	$118,352	15,000,000	$15,000	$15,426,099	$(772,877)	$(12,681,567)	$2,105,007

								Comprehensive
	Preferred Shares		Class A Common stock		Class B Common stock		Paid-In	Income/	Accumulated
	Series D	Amount	Shares	Amount	Shares	Amount	Capital	(Loss)	(Deficit)	Total
Balance at January 1, 2019	-	$-	110,726,726	$110,727	-	$-	$13,164,601	$(260,424)	$(7,980,540)	$5,034,364
Stock Compensation	-	-	21,915,876	21,916	-	-	1,395,948	-	-	1,417,864
Amortization of debt discount	-	-	-	-	-	-	123,804	-	-	123,804
Unrealized loss on currency translation adjustment	-	-	-	-	-	-	-	(317,644)	-	(317,644)
Net Loss	-	-	-	-	-	-	-	-	(1,384,279)	(1,384,279)
Balance at March 31, 2019	-	$-	369,345,040	$369,347	30,000,000	$30,000	$45,536,551	$(2,123,822)	$(34,727,953)	$9,084,123

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

	March 31, 2020	March 31, 2019
Cash Flows from Operating Activities:
Net loss	$(1,672,109)	$(1,384,279)

Adjustments to reconcile net loss to net cash used in operations
Depreciation and amortization	509,332	167,470
Stock compensation costs	29,150	161,686
Amortization of debt discount	-	77,415

Changes in assets and liabilities, net of acquisition and disposals:
Accounts receivable and other short-term receivables	536,017	(20,635)
Accounts payable and accrued liabilities	240,266	674,486
Energy incentives earned, not yet received	-	(52,675)
Vendor deposits and prepayments	40,777	243,136
Net Cash Used in Operating Activities	(316,567)	(133,396)

Cash Flows from Investing Activities:
Cash used for construction in process	(518,108)	(726,267)
Net Cash Used In Investing Activities	(518,108)	(726,267)

Cash Flows from Financing Activities:
Proceeds from debt, related parties	-	16,350
Payments of debt principal, related parties	(48,191)	-
Proceeds from debt, senior debt and promissory notes	829,947	826,772
Payments on debt principal, senior debt and promissory notes	(224,586)	(723,575)
Payments on leased assets, principal	(21,190)	-
Net Cash Provided by Financing Activities	535,980	119,547

Effect of exchange rate on cash	(19,327)	(60,016)

Net decrease in cash and cash equivalents	(318,022)	(680,100)
Cash, cash equivalents, and restricted cash beginning of the period	1,426,429	1,026,533
Cash, cash equivalents, and restricted cash end of the period	$1,108,407	$346,433

See accompanying notes to the unaudited condensed consolidated financial statements

6

ALTERNUS ENERGY INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED SUPPLEMENTAL STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

	March 31, 2020	March 31, 2019
Supplemental Cash Flow Disclosure
Cash paid for interest	$142,818	$152,929

See accompanying notes to the unaudited condensed consolidated financial statements

ALTERNUS ENERGY INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Formation

Alternus Energy Inc. (“We”, “ALTN” or the “Company”) was incorporated in the State of Colorado on January 1, 2000, then reorganized as a Nevada corporation on November 8, 2006. On September 11, 2008 the corporation changed its name from Asset Realization, Inc. to World Assurance Group, Inc. On April 24, 2015, the Company changed its name from World Assurance Group, Inc. to Power Clouds Inc.On November 29, 2018, the Company changed its name from Power Clouds Inc. to Alternus Energy Inc. and related stock ticker symbol change from PWCL to ALTN.

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

In summary, Alternus Energy is a holding company that operates through the following twenty operating subsidiaries as of March 31, 2020:

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

Summary:

*Non-controlling interest is not material

2. Basis of Presentation and Going Concern

The unaudited condensed consolidated financial statements include the consolidated balance sheet, consolidated statements of operations, changes in shareholders’ equity and cash flows of the Company and have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) from records maintained by the Company. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the applicable rules and regulations of the Securities and Exchange Commission (SEC) regarding interim financial reporting. As such, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2019 annual auditedconsolidated financial statements and accompanying notes filed on Form 10-K. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to state fairly the Company’s financial position and results of operations for the reported periods.The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the operating results for the full fiscal year for any future period.

Going Concern

Our unaudited condensed consolidated financial statements as of March 31, 2020 and 2019 identify the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss of ($1,672,109) and ($1,384,279) for the periods ended March 31, 2020 and 2019, respectively.

The Company had accumulated shareholders’ equity of $2,107,392 and $3,878,161 as of March 31, 2020 and December 31, 2019, respectively, and a working capital deficit of $25,266,292 and $23,772,002 as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Company had $765,679 of cash on hand.

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

The terms of our indebtedness, including the covenants and the dates on which principal and interest payments on our indebtedness are due, increases the risk that we will be unable to continue as a going concern. To continue as a going concern over the next twelve months from the date these financial statements are issued, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance or restructure any or all of the agreements governing our indebtedness, and/or (iii) otherwise raise additional capital. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans.

The recent outbreak of the corona virus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the corona virus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures may have an adverse impact on global economic conditions as well as on the Company's business activities. The extent to which the corona virus may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and as such, the Company cannot determine their financial impact at this time.

3. Summary of Significant Accounting Policies

Basis of consolidation

The consolidated financial statements as of March 31, 2020 and 2019 and for the three months then ended include the accounts of the Company and the aforementioned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The results of subsidiaries acquired or disposed of during the respective periods are included in the unaudited condensed consolidated financial statements from the effective date of acquisition or up to the effective date of disposal, as appropriate.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses for the periods presented. The most significant estimates with regard to these statements relate to the assumptions utilized in the calculation of stock and warrant compensation expense, asset retirement obligations and impairment of long-lived assets. Actual results could differ from these estimates.

Revenue Recognition

The Company derives revenues as single unit from the sale of electricity and the sale of solar renewable energy credits. Energy generation revenue and solar renewable energy credits revenue are recognized as electricity is generated by the solar energy facility and delivered to the customers at which time all performance obligations have been delivered. Revenues are based on actual output and contractual sale prices set forth in long-term contracts.

Risks and Uncertainties

The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, and regulatory risks including the potential risk of business failure. Also see Footnote 2 regarding going concern matters.

Fair Value of Financial Instruments

The Company measures its financial instruments at fair value. Accounting principles generally accepted in the United States of America (U.S. GAAP) establishes a framework for measuring fair value and disclosures about fair value measurements.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. The Company has level 3 asset and liabilities consisting of asset retirement obligations which are not material

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. The carrying amount of the Company’s financial assets and liabilities, such as cash, accounts payable, approximate their fair value because of the short maturity of those instruments.

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

As of March 31, 2020 the Company has U.S. federal and state net operating loss carryovers of approximately $4,667,136, which will expire at various dates beginning in 2034 through 2037, if not utilized with exception of loss carryovers generated in 2018 and 2019. As a result of Tax Cuts and Jobs Act, net operating losses generated in 2018 and beyond have indefinite lives, but limited to 80% of taxable income in each year. Additionally, as of March 31, 2020, the Company has U.S. federal capital loss carryovers of approximately $949,875, which will expire at various dates beginning in 2020 through 2022, if not utilized against capital gain income. In accordance with Section 382 of the internal revenue code, deductibility of the Company’s U.S. net operating loss carryovers may be subject to an annual limitation in the event of a change of control as defined under the Section 382 regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. As of March 31, 2020 and December 31, 2019 the valuation allowance was $2,512,173.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants. As of March 31, 2020, the Company had 13,053,235 common shares underlying warrants, and 10,137,054 common shares underlying convertible notes associated with debt issuance. As of March 31, 2019, the Company had 13,543,235 common shares underlying warrants, and 1,218,681 common shares underlying convertible notes associated with debt issuance. For both 2020 and 2019, the potentially dilutive shares were excluded since they were anti-dilutive.

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

Transaction gains and losses are recognized in our results of operations based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The Company had an immaterial net foreign exchange loss for the period ended March 31, 2020 and 2019, respectively. The foreign currency exchange gains and losses are included as a component of general and administrative expenses in the accompanying Consolidated Statements of Operations and Comprehensive Loss. For the three month period ended March 31, 2020 and 2019, the increase in accumulated comprehensive loss related to foreign currency translation adjustments was $130,263 and $317,664, respectively.

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

Subsequent Events

The Company follows the guidance in Section 855 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company considers its financial statements issued when they are widely distributed to users, such as through filing them with the Securities and Exchange Commission. No subsequent events required disclosure except for those in Note 11.

Recent Accounting Standards

On January 1, 2019, the Company adopted ASU 2016-18. The adoption had an impact on the Company’s beginning of the period and end of the period cash and cash equivalents balance in its statement of cash flows. Restricted cash at the end of March 31, 2020 and December 31, 2019 was related to debt service reserve and maintenance reserves required by third party senior lender. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	March 31, 2020	December 31, 2019

Cash and cash equivalents	$765,679,	$1,076,995
Restricted cash	342,729	349,434
Total cash, cash equivalents, and restricted cash	$1,108,407	$1,426,429

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance in this ASU expands the scope of ASC Topic 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. This amendment is effective for annual and period starting on January 1st, 2019. The ASU No. 2018-07 adoption did not have a material impact on The Company’s financial position, results of operations or financial statement disclosure.

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

4. Investment in Energy Property and Equipment, Net

As of March 31, 2020 and December 31, 2019, the Company had net investment in energy property, as outlined in the table below.

	March 31, 2020	December 31, 2019
Solar energy facilities operating	$35,440,178	$36,123,412
Less accumulated depreciation	(3,076,792)	(2,663,934)
Net Assets	$32,362,386	$33,459,478

The estimated useful life remaining on the investment in energy property and asset retirement obligation is between 15 and 25 years.

Depreciation expense for the three months ended March 31, 2020 and 2019, was $509,332 and $167,471, respectively

The Company leases various equipment under capital leases. Assets held under capital leases are included in property and equipment as follows:

	March 31, 2020	December 31, 2019
Finance lease right of use asset	$2,251,269	$2,311,255
Less accumulated depreciation	(341,965)	(321,821)
Net Assets	$1,909,304	$1,989,434

5. Capital Leases

We have acquired equipment through a capital lease obligation for the Sant’Angelo park in Italy. As of March 31, 2020, there was $971,186 remaining on the lease of which $86,101, net of interest, was the short-term portion. The lease commenced in 2011, has a term of 18 years and will expire in September 2029. Interest is calculated on the outstanding principal based on EURIBOR 3 months (EUR3M) plus an agreed margin for the lender. The average interest rate based on previous year is approximately 4.5% per annum. This interest amount may vary due to future changes in EUR3M index.

Capital lease future minimum payments for each of the next five years and thereafter is as follows:

2020	102,992
2021	137,322
2022	137,322
2023	137,322
2024	137,322
Thereafter	608,260
1,260,540
Less Interest Expense	(289,355)
$971,185

6. Convertible and Unconvertible Promissory Notes

The following table reflects the total debt balances of the Company as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Short term line of credit	$34,123	$35,120
Promissory notes related parties	-	48,821
Convertible notes related parties	291,540	291,540
Senior secured debt	19,243,800	19,575,794
Promissory notes	15,191,303	15,478,536
Convertible promissory notes	2,430,140	2,169,401
Gross debt	37,190,906	37,599,212
Debt discount	(444,977)	(784,130)
Net debt	36,745,929	36,815,082
Less Current Maturities	(23,107,839)	(22,705,665)
Long Term Debt, net of current maturities	$13,638,090	$14,109,418

Note principal payments next five years and thereafter:

	2020	2021	2022	2023	2024	Thereafter	Total
Gross debt	$23,409,856	$1,102,888	$1,108,229	$1,113,219	$1,118,312	$9,338,402	$37,190,906
Debt discount	(302,017)	(142,960)	-	-	-	-	(444,977)
Net debt	$23,107,839	$959,928	$1,108,229	$1,113,219	$1,118,312	$9,338,402	$36,745,929

In January 2020, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Lender”), in connection with an investment of $250,000, and pursuant to which the Company issued a convertible promissory note accruing 12% interest per annum with bi-annual interest payments, having a two year term, senior in priority to all obligations of the Company other than the Company’s obligations to an accredited investor and its affiliated investment funds, or a similar replacement thereto, having a call option right for the noteholder (such right commences on the anniversary of the issuance date), a redemption right for the Corporation (provided the Company is listed on a national exchange and its per share value exceeds a $.55 per share, as defined), and convertible at $0.20 per share.

In January of 2020, ALTN HoldCo UG entered into a construction financing loan with DKB Bank in Germany. This relates to the construction of 6 photovoltaic installations in Germany with an interest rate of 1.74% and a term of one year. As of March 31, 2020 there was $483,183 drawn on this loan. The total loan commitment is approximately $3.1M

In February of 2020, the Corporation entered into a Securities Purchase Agreement with another accredited investor (the “Lender”), in connection with an investment of $105,000, and pursuant to which the Company issued a promissory note convertible at 65% of the lowest trading price of the Company's Class A Common Stock for the last 15 trading days prior to conversion, commencing in August 2020, and accruing 10% interest per annum, with a maturity date of February 10, 2021.

7. Commitments and Contingencies

Litigation

The Company is not currently involved in or aware of any litigation that could result in a material loss other than the following: On February 11, 2020 Unisun obtained leave from the interim relief judge of the Court of Amsterdam for three prejudgment attachments on the shares of 3 subsidiaries of Alternus, to secure an outstanding amount owed pursuant to an outstanding loan of EUR 1,689,864 plus interest and agreed penalties. Unisun also started proceedings on the merits to claim the amounts due under this loan and the penalties. The court proceedings commenced on September 16, 2020 and we have until October 28, 2020 to submit our statement of defense. On March 24, 2020, the Company entered into a securities purchase agreement with Ultramar Energy Ltd., an accredited foreign investor, pursuant to which the Company expected to receive gross proceeds of $3.0 million, before deducting transaction costs, fees and expenses. On April 7, 2020 the Company entered into a Settlement Agreement with Unisun to resolve and settle these claims.The Company intended to use a portion of the net proceeds from Ultramar Energy to repay this loan to Unisun in the amount of $2.0 million to resolve and settle the claim. However, as of the date of this filing, the proceeds have not been received from Ultramar Energy Ltd. and there is no guarantee that the Company will ever receive the proceeds; therefore the Settlement Agreement has been terminated.

Operating Leases

On March 6, 2019, the Company signed a lease for office space located in Dublin, Ireland, having a term of ten years, with a break option at the end of year five. The estimated payments are $54,226 per annum, to be paid quarterly. Also the Company paid a six month security deposit in the sum of $36,820.

As part of the Rilland acquisition, the Company acquired a twenty-five year lease. The annual lease payment is $137,859 for the first fifteen years and $55,969 for years sixteen through twenty five.

The Company’s Romanian operations lease the land for its solar parks. The combined estimated annual cost of $16,042. The leases commenced in 2012 and run for 20 years.

Minimum Future Lease Payments:

Total
2020	$156,312
2021	208,128
2022	208,128
2023	208,128
2024	208,128
Thereafter	2,275,275
$3,264,099

8. Shareholder’s Equity

Common Stock:

In the first quarter of 2020, the Corporation issued 135,368 shares of Class A common stock as fees related to third party investment, and 33,250 shares of restricted Class A common stock were issued to a consultant for services rendered. The total value was based on the closing stock price of our common stock on the various dates of issuance, and equal to $29,150.

On March 20, 2020, the Company received a notice of conversion from Growthcap Investments Inc. (“GII”), a related party of the CEO, to convert the entirety of its shares of Series E Convertible Preferred Stock, with a stated value of $0.001 per share, into an aggregate of 50,000,000 shares of the Company’s Class A Common Stock (the “Conversion”). On March 20, 2020, the Company effected the Conversion and issued to GII an aggregate of 50,000,000 shares of Class A Common Stock.

Warrants:

As of March 31, 2020, warrants to purchase up to 13,053,235 shares of restricted common stock were issued and outstanding. For the three months ended March 31, 2020, the Company did not issue any warrants.

	March 31, 2020
		Average
	Warrants	Exercise Price
Balance - beginning of period	13,053,235	$0.15
Exercised during the period	-	-
Granted during the period	-	-
Balance - end of period	13,053,235	$0.15
Exercisable - end of period	13,053,235	$0.15

9. Geographical Information

The Company has one operating segment and the decision-making group is the senior executive management team. The Company manages the segment by country focusing on gross profit by country.

Revenues	Three Months Ended March, 2020	Three Months Ended March, 2019
Italy	$297,665	$160,270
Romania	182,665	187,639
Netherlands	197,083	-
Germany	20,290	22,222
Total	$697,703	$370,131

Cost of Revenues
Italy	$130,684	$13,432
Romania	90,831	143,576
Netherlands	105,359	-
Germany	99	-
Total	$326,973	$157,008

Gross Profit
Italy	$166,981	$146,838
Romania	91,834	44,063
Netherlands	91,724	-
Germany	20,191	22,222
Total	$370,730	$213,123

Investment In Energy Property and Equipment, Net	March 31, 2020	December 31, 2019
Romania	$4,625,777	$4,772,109
Italy	16,489,583	17,067,553
Germany	1,608,323	1,661,516
Netherlands	9,638,703	9,958,300
	$32,362,386	$33,459,478

10. Subsequent Events

In accordance with ASC 855, Subsequent Events, we have evaluated subsequent events through the date of issuance of these unaudited condensed financial statements. During this period, we had the following materially recognizable subsequent events.

In April of 2020, the Company entered into a Securities Purchase Agreement with an accredited investor in connection with an investment of $53,000, and pursuant to which the Company issued a promissory note convertible at 65% of the lowest trading price of the Company's Class A Common Stock for the last 15 trading days prior to conversion, and accruing 10% interest per annum, with a maturity date of April 6, 2021.

On April 7, 2020 the Company entered into a Settlement Agreement with Unisun whereby the Company agreed to pay Unisun $2,000,000 as full settlement for all the outstanding amounts owed under the loan from Unisun and related to the acquisition of Zonnepark Rilland, other than a potential earn out. On April 16, 2020, the Company received a Notice of Default from Unisun regarding the Settlement Agreement, and on April 23, 2020 Unisun terminated the Settlement Agreement due to nonpayment.Court proceedings on the merits of Unisun’s claim of the amounts due under this loan and the penalties commenced on September 16, 2020, and we have until October 28, 2020 to submit our statement of defense.

On May 25, 2020 the Company filed a Form 15 with the Securities and Exchange Commission in order to deregister its shares.

On May 22, 2020, the Corporation issued 700,000 shares of Class A common stock to two consultants for services rendered. The total value was based on the closing stock price of our common stock on the various dates of issuance, equals $77,000.

On June 12, 2020, Alternus Energy International Limited (“Alternus” or the “Purchaser”), a wholly owned subsidiary of the Company, and Sycamore Capital (Italy) Limited (the “Seller”) entered into a Share Purchase Agreement (the “SPA”). Pursuant to the terms of the SPA, the Seller agreed to sell to Alternus 100% of the share capital of Solar Sicily S.r.l., an Italian SPV that owns the project rights to develop and construct a 102 MW ground-mounted solar photovoltaic (PV) power plant in Sicily, Italy (the “Project”), in exchange for approximately $15.4 million (€14 million), to be paid on closing (the “Purchase Price”).

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2020 and 2019. You should read this discussion and analysis together with our Condensed Consolidated Financial Statements and related notes and the other financial information included elsewhere in the registration statement. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in the registration statement, our actual results may differ materially from those anticipated in these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”

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

Overall, the current proforma annual revenues contracted by our owned projects is approximately $4.3 million, which delivers an annual EBITDA of approximately $3.5 million when the parks are fully operational. Underlying group annual EBITDA is a non-GAAP measure. We measure EBITDA as net income and addback interest, taxes, depreciation and amortization expense.

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

Value-Oriented Acquisitions:

We focus on sourcing off-market transactions at more attractive valuations than tender processes. We believe that targeting smaller solar projects 1MW to 20 MWs and working with in country developer partners allows us to acquire high quality assets at attractive relative values. We continue to develop an acquisition pipeline across our scope of operations.

Margin Enhancements:

We believe there is significant opportunity to enhance our cash flow through optimizing the performance of our existing assets. As our recently announced long-term service agreement with BayWa r.e., such agreements provide reduction in operations and maintenance expense, provide 24/7 monitoring of our assets and increase revenue through deployment of technology.

Factors that Significantly Affect our Results of Operations and Business

We expect the following factors will affect our results of operations:

Offtake contracts

Our revenue is primarily a function of the volume of electricity generated and sold by our renewable energy facilities as well as, where applicable, the sale of green energy certificates and other environmental attributes related to energy generation. Our current portfolio of renewable energy facilities is generally contracted under long-term FiT program or PPAs with creditworthy counterparties. As of March 31, 2020, the weighted average remaining life of our FiT and PPAs was 13 years. Pricing of the electricity sold under these FiT and PPAs is generally fixed for the duration of the contract, although some of our PPAs have price escalators based on an index (such as the consumer price index) or other rates specified in the applicable PPA.

We also generate RECs as we produce electricity. RECs are accounted for as governmental incentives and are considered operational revenue as part of the solar facilities. These RECs are currently sold pursuant to agreements with third parties and the revenue is recognized as the underlying electricity is generated.

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

Interest rates on our debt

Interest rates on our senior debt are mostly fixed for the full term of the finance at interest rates ranging from 1.8% to 6.3%. The relative certainty of cash flows and the fixed nature of the senior debt payments provide sufficient coverage ratios. Additionally, our senior financing is project specific with no cross-collateralization and with no recourse to the parent. In this environment all free cash flows therefore are available to cover corporate costs and for reinvestment in new projects.

In addition to the project specific senior debt, we use a small amount of promissory notes that reduces, and in some cases eliminates, the requirement for us to provide equity in the acquisition of the projects. As of March 31, 2020, 91% of our total debt was project related debt.

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

Access to capital markets

Our ability to acquire additional clean power generation assets and manage our other commitments will likely be dependent on our ability to raise or borrow additional funds and access debt and equity capital markets, including the equity capital markets, the corporate debt markets and the project finance market for project-level debt. We accessed the capital markets several times in 2019 and 2020, including in connection with long-term project debt, and corporate loans and equity. Limitations on our ability to access the corporate and project finance debt and equity capital markets in the future on terms that are accretive to our existing cash flows would be expected to negatively affect our results of operations, business and future growth.

Foreign exchange

Our operating results are reported in United States Dollars. Our current projects revenue and expenses are generated in other currencies, including the Euro, and the Romanian RON. This mix may continue to change in the future if we elect to alter the mix of our portfolio within our existing markets or elect to expand into new markets. In addition, our investments (including intercompany loans) in renewable energy facilities in foreign countries are exposed to foreign currency fluctuations. As a result, we expect our revenues and expenses will be exposed to foreign exchange fluctuations in local currencies where our renewable energy facilities are located. To the extent we do not hedge these exposures, fluctuations in foreign exchange rates could negatively impact our profitability and financial position.

Engineer, Procurement and Construction costs for Solar Projects

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

We believe the combined nameplate capacity of our portfolio is indicative of our overall production capacity and period to period comparisons of our nameplate capacity are indicative of the growth rate of our business. The table below outlines our operating renewable energy facilities as of March 31, 2020, and December 31, 2019.

	As of March 31,	As of December 31,
MWs (DC) Nameplate Capacity by Country	2020	2019
Romania	6.1	6.1
Italy	7.9	7.9
Germany	1.4	1.4
Netherlands	11.8	11.8
Total	27.2	27.2

Megawatt hours sold

Megawatt hours (“MWh”) sold refers to the actual volume of electricity sold by our renewable energy facilities during a particular period. We track kWh sold as an indicator of our ability to realize cash flows from the generation of electricity at our renewable energy facilities. Our kWh sold for renewable energy facilities for the three months ended March 31, 2020 and 2019, were as follows:

MWhs by Country	2020	2019
Romania	1,584.2	1,074.6
Italy	1,058.1	528.8
Germany	169.4	108.4
Netherlands	1,631.9	-
Total	4,443.6	1,711.8

Consolidated Results of Operations

The following table illustrates the consolidated results of operations for the three months ended March 31, 2020 and 2019,:

	For the Three Months Ended March 31
	2020	2019
Revenues	$697,703	$370,131
Cost of revenues	(326,973)	(157,008)
Gross Profit	370,730	213,123
Operating Expenses
Selling, general and administrative	868,866	542,557
Depreciation and amortization	509,332	167,470
Total Operating Expenses	1,378,198	710,027
Loss from Operations	(1,007,468)	(496,904)
Other Income (Expense)
Interest expense	(664,641)	(887,375)
Total other income (expense)	(664,641)	(887,375)
(Loss) Before Provision for Income Taxes	(1,672,109)	(1,384,279)
Provision for Income Taxes	-	-
Net Loss	$(1,672,109)	$(1,384,279)

Major Components of Our Results of Operations

For the three months ended March 31, 2020 compared to March 31, 2019.

We generate our revenue from the sale of electricity from our solar parks. The revenue is either from a Feed in Tariff (Fit) program, Power Purchase Agreement (PPA), or Renewable Energy Credit (RECs)

Operating Revenues, net

Operating revenues, net for the for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
Net Revenue, by Country	2020	2019	Change
Italy	$297,665	$160,270	$137,395
Romania	182,665	187,639	(4,974)
Germany	20,290	22,222	(1,932)
Netherlands	197,083	-	197,083
Total	$697,703	$370,131	$327,572

Net revenue increased for the three months ended 2020 compared to 2019. The increase was due to the new project acquisitions in Netherlands which occurred at the end of December 2019, and the acquisition of Italian assets which occurred in April of 2019.

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

Cost of revenues for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
Cost of Revenue, by Country	2020	2019	Change
Italy	$130,684	$13,432	$117,252
Romania	90,831	143,576	(52,745)
Germany	99	-	99
Netherlands	105,359	-	105,359
Total	$326,973	$157,008	$169,965

Cost of revenue increased by $169,965 for the three months ended March 31, 2020, compared to 2019. The increase was due to the new project acquisitions in Netherlands which occurred at the end of December 2019, and the acquisition of Italian assets which occurred in April of 2019.

Gross profit

Gross profit is equal to revenue less cost of revenues. Our gross profit depends on a combination of factors, including primarily our revenue model, the geographic distribution of the solar parks, the mix of electricity sold during the reporting period, the costs of services outsourced to third-party contractors and management costs.

Gross profit for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
Gross Profit, by Country	2020	2019	Change
Italy	$166,981	$146,838	$20,143
Romania	91,834	44,063	47,771
Germany	20,191	22,222	(2,031)
Netherlands	91,724	-	91,724
Total	$370,730	$213,123	$157,607

Gross profit increased for the three months ended March 31by $157,607 compared to 2019. The increase was due to the new project acquisitions in Netherlands which occurred at the end of December 2019, and the acquisition of Italian assets which occurred in April of 2019. Romania gross profit was higher as well, due to that fact the part of the system was down in 2019, and in 2020 the plant was fully operational.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were as follows:

	For the Three Months Ended March 31,
	2020	2019	Change
Selling, General & Admin Expenses	868,886	542,557	326,329
Total	$868,886	$542,557	$326,329

Selling, general and administrative expenses increased from for the three months ended March 31, 2020 compared to 2019. This was mainly due to accounting and legal fees of related to our audits and Form 10 filings, of approximately $150,000 In addition, we hired four additional full time employees in Ireland that were not there as of March 31, 2019, which totaled approximately 59,000.

Depreciation, Accretion and Amortization Expense

Depreciation, accretion and amortization expense increased by $341,861 for the three months ended March 31, 2020, compared to 2019. The increase was due to the new project acquisitions in Netherlands which occurred at the end of December 2019, and the acquisition of Italian assets which occurred in April of 2019

Interest Expense, Net

	For the Three Months Ended March 31,
	2020	2019	Change
Interest Expense	(664,641)	(887,374)	(222,733)
Total	$(664,641)	$(887,375)	$(222,733)

Interest expense decreased for the three months ended March 31, 2020 compared to 2019, primarily as a result of additional interest in 2019 due to interest on Italy acquisition at 12%, and third party commission on financing.

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

The following table summarizes the total capitalization and debt as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Short term line of credit	$34,123	$35,120
Promissory notes related parties	-	48,821
Convertible notes related parties	291,540	291,540
Senior secured debt	19,243,800	19,575,794
Promissory notes	15,191,303	15,478,536
Convertible promissory notes	2,430,140	2,169,401
Gross debt	37,190,906	37,599.212
Debt discount	(444,977)	(784,130)
Net debt	36,745,929	36,815,082
Less current maturities	(23,107,839)	(22,705,665)
Long Term Debt, net of current maturities	$13,638,090	$14,109,418

Liquidity Position

Given the current level of cash resources, receivables and long-term supply contracts, management believes the Company's current level of operations is insufficient to mitigate the uncertainty of The Company's ability to continue as a going concern. The working capital deficit for 2020 and 2019 is largely related to the acquisition of long-term assets that are planned to be refinanced with long term debt during 2020.

The accompanying financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

The following table summarizes corporate liquidity and available capital as of March 31, 2020 and December 31, 2019:

	As of March 31,	As of December 31,
	2020	2019
Cash and cash equivalents	765,679	1,076,995
Restricted cash	342,729	349,434
Total cash, cash equivalents, and restricted cash	$1,108,408	$1,426,429

The cash is restricted for debt service reserve funds at the project level.

Our unaudited condensed consolidated financial statements as of March 31, 2020 and 2019 identify the existence of certain conditions that raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance of this report.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss of ($1,672,109) and ($1,384,279) for the periods ended March 31, 2020 and 2019, respectively.

The Company had accumulated shareholders’ equity of $2,107,392 and $3,878,161 as of March 31, 2020 and December 31, 2019, respectively, and a working capital deficit of $25,266,292 and $23,772,002 as of March 31, 2020 and December 31, 2019, respectively. At March 31, 2020, the Company had $765,679 of cash on hand.

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

The terms of our indebtedness, including the covenants and the dates on which principal and interest payments on our indebtedness are due, increases the risk that we will be unable to continue as a going concern. To continue as a going concern over the next twelve months from the date these financial statements are issued, we must make payments on our debt as they come due and comply with the covenants in the agreements governing our indebtedness or, if we fail to do so, to (i) negotiate and obtain waivers of or forbearances with respect to any defaults that occur with respect to our indebtedness, (ii) amend, replace, refinance or restructure any or all of the agreements governing our indebtedness, and/or (iii) otherwise raise additional capital. However, we cannot provide any assurances that we will be successful in accomplishing any of these plans.

Financing Activities

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

In January of 2020, ALTN HoldCo UG entered into a construction financing loan with DKB Bank in Germany. This relates to the construction of 6 photovoltaic installations in Germany with an interest rate of 1.74% and a term of one year. As of March 31, 2020 there was $483,183 drawn on this loan. The total loan commitment is approximately $3.1M

In February of 2020, the Corporation entered into a Securities Purchase Agreement with another accredited investor (the “Lender”), in connection with an investment of $105,000, and pursuant to which the Company issued a promissory note convertible at 65% of the lowest trading price of the Company's Class A Common Stock for the last 15 trading days prior to conversion, and accruing 10% interest per annum, with a maturity date of February 10, 2021.

Debt Service Obligations

We remain focused on refinancing near-term facilities on acceptable terms and maintaining a manageable maturity ladder. We do not anticipate material issues in addressing our borrowings through 2020 on acceptable terms and expect to be able to do so opportunistically based on the prevailing interest rate environment.

Note principal payments next five years and thereafter:

	2020	2021	2022	2023	2024	Thereafter	Total
Gross debt	$23,409,856	$1,102,888	$1,108,229	$1,113,219	$1,118,312	$9,338,402	$37,190,906
Debt discount	(302,017)	(142,960)	-	-	-	-	(444,977)
Net debt	$23,107,839	$959,928	$1,108,229	$1,113,219	$1,118,312	$9,338,402	$36,745,929

Cash Flow Discussion

We use traditional measures of cash flow, including net cash flows from operating activities, investing activities and financing activities to evaluate our periodic cash flow results.

For the Three Months Ended March 31, 2020 compared to March 31, 2019

The following table reflects the changes in cash flows for the comparative periods:

	For the Three Months Ended March 31,
	2020	2019	Change
Net cash used in operating activities	$(316,567)	$(133,396)	$(183,171)
Net cash used in investing activities	(518,108)	(726,267)	208,159
Net cash provided by financing activities	535,980	119,547	416,433

Net Cash (Used In) Provided By Operating Activities

Net cash used in operating activities for the period ended March 31, 2020 compared to 2019 increased primarily due the Company having a net loss increase in 2020 of $287,830 compared to 2019.

Net Cash Used In Investing Activities

Net cash used in investing activities for the period ended March 31, 2020 compared to March 31, 2019 decreased due to lower cost associated with projects under construction.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the period ended March 31, 2020 compared to March 31, 2019 increased due to proceeds from debt issuance.

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

Recently Issued Accounting Standards

See Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for both our year end audited financial statements and as updated in our March 31, 2020 interim financial statements for disclosures concerning recently issued accounting standards.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company maintains internal controls over financial reporting that are designed to ensure that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the internal controls over financial reporting, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020 our internal controls over financial reporting were not effective at the reasonable assurance level due to the material weakness discussed below.

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

Our management feels the material weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address this material weakness. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently involved in or aware of any litigation that could result in a material loss, other than the following: On February 11, 2020 Unisun obtained leave from the interim relief judge of the Court of Amsterdam for three prejudgment attachments on the shares of 3 subsidiaries of Alternus, to secure an outstanding amount owed pursuant to an outstanding loan of EUR 1,689,864 plus interest and agreed penalties. Unisun also started proceedings on the merits to claim the amounts due under this loan and the penalties. The court proceedings commenced on September 16, 2020 and we have until October 28, 2020 to submit our statement of defense. On March 24, 2020, the Company entered into a securities purchase agreement with Ultramar Energy Ltd., an accredited foreign investor, pursuant to which the Company expected to receive gross proceeds of $3.0 million, before deducting transaction costs, fees and expenses. On April 7, 2020 the Company entered into a Settlement Agreement with Unisun to resolve and settle these claims.The Company intended to use a portion of the net proceeds from Ultramar Energy to repay this loan to Unisun in the amount of $2.0 million to resolve and settle the claim. However, as of the date of this filing, the proceeds have not been received from Ultramar Energy Ltd. and there is no guarantee that the Company will ever receive the proceeds; therefore the Settlement Agreement has been terminated.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth our unregistered sales of equity securities during the three months ended March 31, 2020:

Date of Issuance	Number of Shares Issued (Cancelled)	Class of Securities	Value of Shares issued at issuance	Individual/ Entity Shares were issued to (entities also have the individual with voting / investment control disclosed)	Consideration Received	Exemption
1/27/2020	107,368	Class A Common	0.19	Carter, Terry & Company / Timothy Terry	Financial Services equal to $20,400 based on the market price on the date of issuance	Reg D Exempt
2/17/2020	28,000	Class A Common	0.15	Carter, Terry & Company / Timothy Terry	Financial Services equal to $4,200 based on the market price on the date of issuance	Reg D Exempt
2/17/2020	18,667	Class A Common	0.15	Richard P. Brown Jr.	Financial Services equal to $2,800 based on the market price on the date of issuance	Reg D Exempt
3/20/2020	50,000,000	Class A Common	0.001	Growthcap Investments / Vincent Browne	Preferred Series E Shares Conversion equal to $50,000 based on the par value of the shares on the date of issuance	Reg D Exempt
3/20/2020	(5,000,000)	Series E Preferred	0.001	Growthcap Investments/ Vincent Browne	Preferred Series E Conversion into Class A Common Stock equal to $50,000 based on the par value of the shares on the date of cancellation	Reg D Exempt
3/20/2020	14,583	Class A Common	0.12	Richard P. Browne Jr.	Financial Services equal to $1,750 based on the market price on the date of issuance	Reg D Exempt

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit #	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Amended and Restated Certificate of Incorporation of Alternus Energy Inc.	10	8/13/19	3.1
3.2	Amended and Restated Bylaws of Alternus Energy Inc.	10	8/13/19	3.2
3.3	Certificate of Designation of Series E Convertible Preferred Stock	10/A	11/6/19	3.3
3.4	Amended Articles of Incorporation of Alternus Energy Inc.	10/A	11/6/19	3.4
4.1	Form of Certificate of Common Stock of Alternus Energy Inc.	10	8/13/19	4.1
4.2	Form of Warrant to purchase up to a total of 1,257,022 shares of common stock issued in February of 2019	10	8/13/19	4.8
4.3	Form of Warrant to purchase up to a total of 150,000 shares of common stock issued in May and June of 2019	10	8/13/19	4.9
10.1	Employment Agreement dated October 1, 2018 between Joseph E. Duey and the Registrant	10	8/13/19	10.7
10.2	Employment Agreement dated December 1, 2018 between Taliesin Durant and the Registrant	10	8/13/19	10.9
10.3	Professional Consulting Agreement dated February 28, 2019 between VestCo Corp. and the Registrant	10	8/13/19	10.10
10.4	Sale and Purchase Agreement between PC Italia 02 and Risen Energy dated March 19, 2019	10	8/13/19	10.22
10.5	Form of Convertible Note totaling $300,000 issued in February of 2019 to 4 accredited investors	10	8/13/19	10.23
10.6	Form of Securities Purchase Agreement dated February of 2019 entered into with 4 accredited investors	10	8/13/19	10.24
10.7	Form of Note totaling $150,000 issued in May of 2019 to 4 accredited investors	10	8/13/19	10.25
10.8	Form of Securities Purchase Agreement dated May of 2019 entered into with 4 accredited investors	10	8/13/19	10.26
10.9	$500,000 Convertible Note issued May 30, 2019	10	8/13/19	10.27
10.10	Securities Purchase Agreement related to the $500,000 Convertible Note dated May 30, 2019	10	8/13/19	10.28
10.11	$9,806,939 Bond Agreement dated June 2019	10	8/13/19	10.30
10.12	Subordination Agreement related to the $9,806,939 Bond dated June 2019	10	8/13/19	10.31
10.13	Sale and Purchase Agreement by and among Risen Energy PV Holding Italy GmbH, Risen Energy (Hongkong) Co., Limited, PC-Italia-02 S.r.l. and the Registrant dated March 19, 2019	10	8/13/19	10.32
10.14	Share Purchase Agreement dated July 29, 2019 by and among PCG_HoldCo UG, Coöperatie Unisun Energy U.A. and Zonnepark Rilland B.V.	10/A	11/6/19	10.34
10.15	Share Exchange Agreement dated August 19, 2019 by and among the Registrant and Growthcap Investments Inc.	10/A	11/6/19	10.35

10.16	Share Exchange Agreement dated October 9, 2019 by and among the Registrant and VestCo Corp.	10/A	11/6/19	10.36
10.17	Form of Convertible Loan Note Extension from June 2019 to December 31, 2019	10/A	12/13/19	10.39
10.18	Form of Convertible Note issued November 2019	10/A	12/13/19	10.40
10.19	Addendum to the Share Purchase Agreement dated December 20, 2019 by and among PCG_HoldCo UG, AEN 01 BV, Coöperatie Unisun Energy U.A. and Zonnepark Rilland B.V.	8-K	12/27/19	10.1
10.20	Bond Subscription Agreement dated December 20, 2019	8-K	12/27/19	10.2
10.21	Security Agreement dated December 20, 2019	8-K	12/27/19	10.3
10.22	Call Option Agreement dated December 20, 2019	8-K	12/27/19	10.4
10.23	Loan Agreement by and among AEN 01 BV, Alternus Energy Inc. and Coöperatie Unisun Energy U.A. dated December 20, 2019	8-K	12/27/19	10.5
10.24	$250,000 Convertible Promissory Note issued January 2020	10-K	10/1/20	10.24
10.25	Securities Purchase Agreement related to the $250,000 Convertible Promissory Note issued January 2020	10-K	10/1/20	10.26
10.26	$105,000 Convertible Promissory Note issued February 2020	10-K	10/1/20	10.26
10.27	Securities Purchase Agreement related to the $105,000 Convertible Promissory Note issued February 2020	10-K	10/1/20	10.27
10.28	$3,000,000 Securities Purchase Agreement executed on March 24, 2020	10-K	10/1/20	10.28
10.29	Settlement Agreement by and among the Company and Unisun dated April 7, 2020	10-K	10/1/20	10.29
10.30	$53,000 Convertible Promissory Note issued April 2020	10-K	10/1/20	10.30
10.31	Securities Purchase Agreement related to the $53,000 Convertible Promissory Note issued April 2020	10-K	10/1/20	10.31
14	Code of Ethics	10	8/13/19	14
21.1	List of Subsidiaries	10/A	11/6/19	21.1
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
99.1	Audit Committee Charter	10/A	11/6/19	99.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTERNUS ENERGY INC.

Date: October 13, 2020	By:	/s/ Vincent Browne
Vincent Browne
Chief Executive Officer
(Principal Executive Officer)

Date: October 13, 2020	By:	/s/ Joseph Duey
Joseph Duey
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

